Form 10-Q
period 1996-03-30
RETIX
filed 1996-05-14
CIK 880458

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.   20549


                               ----------------------

                                     FORM 10-Q


     (MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 30, 1996

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ___ to ___

                      Commission File Number  0-19640
                    ------------------------------------

                                    RETIX
               (Exact name of Registrant as specified in its charter)


         CALIFORNIA                                   95-3948704
 (State or other jurisdiction of        ( I.R.S. Employer Identification Number)
 incorporation or organization)


                              2401 COLORADO AVENUE
                         SANTA MONICA, CALIFORNIA  90404
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (310) 828-3400


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                               YES  X    NO
                                  ----      ----

     As of May 10, 1996 there were 22,077,485 shares of common stock outstanding.




     Total number of sequential pages:   13

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS
                                       RETIX
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                            ASSETS
                                                        DECEMBER 31,   MARCH 31,
                                                           1995          1996
                                                           ----          ----
Current assets:                                                      (unaudited)
     Cash and short-term investments. . . . . . . . .     $14,950       $17,050
     Trade accounts receivable (net of allowances
       of $1,878 as of December 31, 1995 and
       $1,778 as of March 31, 1996) . . . . . . . . .       5,445         5,269
     Inventories. . . . . . . . . . . . . . . . . . .       2,855         3,350
     Prepaid expenses and other current assets. . . .       1,730         1,689
                                                         ---------      --------
Total current assets  . . . . . . . . . . . . . . . .      24,980        27,358

Property and equipment, net . . . . . . . . . . . . .       3,073         2,871
Other assets  . . . . . . . . . . . . . . . . . . . .       1,345         1,349
                                                         ---------      --------
                                                          $29,398       $31,578
                                                         ---------      --------
                                                         ---------      --------

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long term obligations . . . . .    $     54      $     38
   Accounts payable . . . . . . . . . . . . . . . . .       1,336         1,791
   Accrued wages and related liabilities  . . . . . .       1,060         1,081
   Accrued restructuring expenses . . . . . . . . . .       4,334         3,110
   Other accrued liabilities  . . . . . . . . . . . .       3,012         3,236
   Deferred revenue . . . . . . . . . . . . . . . . .       1,058         1,082
                                                         ---------      --------
       Total current liabilities  . . . . . . . . . .      10,854        10,338

Long-term obligations, less current portion . . . . .       4,184         3,999
                                                         ---------      --------
       Total liabilities  . . . . . . . . . . . . . .      15,038        14,337
                                                         ---------      --------
Shareholders' equity:
   Preferred stock, par value $.01, 2,000,000 shares
       authorized;  none issued and outstanding . . .          ---          ---
   Common stock, par value $.01, 50,000,000 shares
       authorized; shares issued and outstanding
       1995, 18,052,582; 1996, 21,913,332 . . . . . .          181          220
   Additional paid-in capital . . . . . . . . . . . .       65,821       75,002
   Accumulated deficit  . . . . . . . . . . . . . . .      (50,009)     (51,418)
   Cumulative translation adjustment. . . . . . . . .       (1,633)      (1,661)
                                                         ---------      --------
         Total  . . . . . . . . . . . . . . . . . . .       14,360       22,143
   Less notes receivable from issuance of
        common stock. . . . . . . . . . . . . . . . .          ---       (4,902)
                                                         ---------      --------
        Total shareholders' equity. . . . . . . . . .       14,360       17,241
                                                         ---------      --------
                                                           $29,398      $31,578
                                                         ---------      --------
                                                         ---------      --------


              See accompanying notes to consolidated financial statements

                                    RETIX

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                                 (unaudited)


                                                    THREE MONTHS ENDED MARCH 31,
                                                          1995      1996
                                                        -------    ------

Revenues . . . . . . . . . . . . . . . . . . .          $13,128     $7,581
Cost of revenues . . . . . . . . . . . . . . .            6,184      2,778
                                                        -------     ------
Gross profit . . . . . . . . . . . . . . . . .            6,944      4,803
                                                        -------     ------
Operating expenses:
   Research and development. . . . . . . . . .            3,181      2,533
   Sales and marketing . . . . . . . . . . . .            4,460      2,552
   General and administrative  . . . . . . . .            1,359      1,228
                                                        -------     ------
       Total . . . . . . . . . . . . . . . . .            9,000      6,313
                                                        -------     ------
Loss from operations . . . . . . . . . . . . .           (2,056)    (1,510)
Other income, net  . . . . . . . . . . . . . .              242        101
                                                        -------     ------
Loss before provision for income taxes . . . .           (1,814)    (1,409)
Provision for income taxes . . . . . . . . . .              ---        ---
                                                        -------     ------
Net loss . . . . . . . . . . . . . . . . . . .          $(1,814)   $(1,409)
                                                        -------     ------
                                                        -------     ------
Net loss per common and
   common equivalent share . . . . . . . . . .           $( .10)    $( .07)
                                                        -------     ------
Common and common equivalent shares used
   in computing per share amount . . . . . . .           17,715     19,423
                                                        -------     ------

          See accompanying notes to consolidated financial statements.

                                       RETIX

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)





                                                    THREE MONTHS ENDED MARCH 31,
                                                           1995      1996
                                                           ----      ----
Cash flows from operating activities:
   Net loss  . . . . . . . . . . . . . . . . . . .         $(1,814)     $(1,409)
   Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
        Depreciation and amortization . . .. . . .             906         566
        Reserve for returns and bad debts. . . . .            (829)       (100)
        Changes in operating assets and liabilities
           (Note 5) . . . . . . . . . . . .  . . .             971        (793)
                                                           -------      -------
        Net cash (used for) operating activities .            (766)      (1,736)
                                                           -------      -------
Cash flows from investing activities:
   Decrease (increase) in short-term investments .           1,736          (74)
   Additions to property and equipment . . . . . .            (445)        (245)
   Increase in other assets. . . . . . . . . . . .             (91)        (124)
                                                           -------      -------
      Net cash provided by (used for)
           investing activities. . . . . . . . . .           1,200         (443)
                                                           -------      -------
Cash flows from financing activities:
   Repayment of long term obligations. . . . . . .             ---          (84)
   Proceeds from issuance of common stock. . . . .             666        4,317
                                                           -------      -------
      Net cash provided by financing activities. .             666        4,233
                                                           -------      -------
Effect of exchange rate changes on cash. . . . . .             145          (28)
                                                           -------      -------
Net increase in cash and cash equivalents. . . . .           1,245        2,026

Cash and cash equivalents, beginning of period . .          12,695        5,518
                                                           -------      -------

Cash and cash equivalents, end of period . . . . .         $13,940     $  7,544
                                                           -------      -------
                                                           -------      -------



           See accompanying notes to consolidated financial statements.

                                      RETIX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   GENERAL

  The consolidated financial statements include the accounts of Retix and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The Company's fiscal year ends on the Saturday nearest to December 31. For simplicity of presentation, the Company has described the fiscal year ended December 30, 1995 as December 31, 1995 and has described the thirteen weeks ended April 1, 1995 and March 30, 1996 as the three months ended March 31, 1995 and 1996, respectively.

  It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 1995 included in the Company's Annual Report. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of results that may be expected for the full year.

2.   CASH AND SHORT-TERM INVESTMENTS

Cash and short term investments consist of the following (in thousands):
                                              December 31,             March 31,
                                                1995                     1996
                                                ----                     ----
                                                                     (unaudited)
     Cash and cash equivalents . . . .      $  5,518                 $  7,544
     Short-term investments. . . . . .         9,432                    9,506
                                             -------                  -------
                                             $14,950                  $17,050
                                             -------                  -------
                                             -------                  -------

Cash equivalents consist of short term investments with original maturities of three months or less.

3.   INVENTORIES

Inventories consist of the following (in thousands):
                                              December 31,             March 31,
                                                1995                     1996
                                                ----                     ----
                                                                     (unaudited)

     Raw materials and component parts. . .  $ 1,718                    $ 760
     Work-in-process. . . . .. . . . .. . .      491                    1,677
     Finished goods . . . . . . . . . . . .      646                      913
                                             -------                    -----
                                             $ 2,855                  $ 3,350
                                             -------                    -----
                                             -------                    -----

Work-in-process and finished goods inventories consist of material, direct labor and overhead associated with the manufacturing process.

                                      RETIX
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



4.     STATEMENT OF CASH FLOWS

Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities consist of the following (in thousands):

                                                    Three Months Ended March 31,
                                                         1995            1996
                                                         ----            ----

Trade accounts receivable. . . . . . . . . .           $2,433         $   276
Inventories. . . . . . . . . . . . . .                  1,148            (495)
Prepaid expenses and other current assets. .             (129)             42
Accounts payable . . . . . . . . . . . . . .           (1,009)            455
Accrued wages and related liabilities. . . .             (408)             21
Accrued restructuring expenses . . . . . . .              ---          (1,224)
Other accrued liabilities. . . . . . . . . .           (1,328)            107
Deferred revenue . . . . . . . . . . . . . .              264              25
                                                       ------          ------
   Increase (decrease) in operating assets
      and liabilities. . . . . . . . . . . .          $   971          $ (793)
                                                       ------          ------
                                                       ------          ------

Financing and investing activities during the three months ended March 30, 1995 and 1996 which affected recognized assets or liabilities but that did not result in cash receipts or cash payments were not significant, except as noted in Note 5, Shareholders' Equity.

5.     SHAREHOLDERS' EQUITY

  Effective January 30, 1996, Sierra Ventures V, L.P. ("Sierra"), a venture capital firm, purchased 2,000,000 shares of the Company's Common Stock in a private placement at $2.00 per share. Additionally, Sierra was granted a warrant to purchase an additional 2,000,000 shares of the Company's Common Stock at prices ranging from $2.00 to $5.00 per share over the three year term of the warrant. Sierra's equity investment totaled $4.2 million and was recorded in common stock and additional paid-in capital.

  Notes receivable from issuance of common stock arose from the exercise of stock options. During the first quarter of 1996, the Board of Directors approved the exercise of stock options held and outstanding by certain key
employees and consultants in exchange for promissory notes.   The common stock
issued upon such exercise of options is subject to repurchase by the Company based upon continuation of the terms of employment or consultancy agreements, with vesting on a cumulative basis from original date of option grant at a rate of 25% one year after the vesting commencement date and 1/48th of the shares subject to the option in equal monthly installments thereafter.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


  Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the timing of orders and shipments, the timely development and market acceptance of new products, the impact of competitive products and pricing, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I -
Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's Annual Report.

  NET REVENUES.   Net revenues decreased 42.3% to $7,581,000 for the three
months ended March 31, 1996 as compared to $13,128,000 for the three months ended March 31, 1995. Revenues generated by the Company's software product lines, including TMN and wireless data products, increased to $3,777,000, or 49.8% of net revenues, during the first quarter of 1996 from $3,686,000, or 28.1% of net revenues, during the comparable period of 1995. Sales of internetworking products totaled $3,804,000, or 50.2% of net revenues, for the three months ended March 31, 1996 as compared to $9,442,000, or 71.9% of net revenues, for the same period of 1995.

  Sales of OSI related product lines declined during 1995 as compared to prior periods, but through the Company's wholly-owned subsidiary, Vertel, continued to demonstrate an upward trend in the sale of telecommunication management networks
(TMN) products during the first quarter of 1996 as compared to the corresponding period of 1995. Sales of TMN and OSI related product lines totaled $3,380,000 for the three months ended March 31, 1996, an increase of 15.3% from $2,931,000 in revenues for the same period of 1995. This trend is the result of an ongoing effort to shift Vertel's product development and distribution focus from mature OSI related products towards the emerging TMN market.

  Wireless data product revenues totaled $397,000 for the three months ended March 31, 1996, representing a decrease of 47.4% from $755,000 for the same period of 1995. The decline in wireless revenues during the first quarter of 1996 was attributable to the transition from engineering project-based revenues
to sales of wireless data networking software products.   Additionally, the
Company announced enhancements to its wireless data technology for narrowband PCS based software applications and services in an effort to allow wireless communication providers to enhance service offerings and expand the customer base for such products within the two-way messaging marketplace.

  Software product line revenues, including TMN, OSI and wireless data products, may continue to fluctuate from period to period due to nonrecurring software license agreements or royalties derived from these agreements or certain government contracts. Additionally, there can be no assurance that software product markets will attain broad acceptance or generate long-term growth opportunities in line with the Company's past performance or future objectives.

  Internetworking revenues are primarily comprised of sales of multi-protocol router, local and remote LAN bridges, Ethernet switch and broadband products.
As a consequence of declining revenues, the Company initiated a significant restructuring of its internetworking business unit in the fourth quarter of 1995. Such activities included staff reductions focused primarily within the business unit's selling, general and administrative functions and a consolidation within its channels of distribution in an effort to leverage field selling activities and increase return on sales. Router and bridge product sales decreased 61.3% and 61.0%, respectively, from the three month period ended March 31, 1996 versus the same period for 1995. Router and bridge product revenues represented 49.1% and 26.3%, respectively, of net internetworking revenues during the first quarter of 1996 as compared to 51.1% and 27.1%, respectively, of such revenues during the three months ended March 31, 1995. Ethernet switch product revenues declined 46.6% during the first quarter of 1996 versus the three months ended March 31, 1995 and represented 8.8% and 6.6%, respectively, of net

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


internetworking revenues during such periods. Broadband product revenues, including MetroLAN and FibeRing products, increased 13.6% during the three months ended March 31, 1996 as compared to the same period of 1995 and represented 12% and 4.3%, respectively of net internetworking revenues during
such periods.   Despite the Company's aggressive restructuring activities to downsize staffing and facility levels, revenues generated by the internetworking business unit demonstrated sequential growth of 7% during the three months ended March 31, 1996 as compared to the fourth quarter of 1995.

  The change in mix of the Company's internetworking product revenues reflects the development of networking technologies, convergence of bridging, Ethernet switching and routing technologies and market trends towards solutions that are expandable, modular and provide high-speed connections with increasing bandwidth. Revenues from the Company's bridge and router sales may continue to decrease as networking technologies advance. Although the Company believes the features of its products are competitive, greater marketing and distribution resources of larger competitors, increasing price pressures and delays in releasing new products and features in previous quarters have affected the Company's ability to gain or retain market share. Increased internetworking revenues will be primarily dependent on the success of the Company with regard to enhancing its presence in the rapidly evolving networking markets through the development of broad channels of product distribution and innovative products to increase competitiveness of its enterprise networking product lines. The Company plans to develop on its core engineering competencies and leverage its technologies in routing combined with bridging and Ethernet switching to target integrated solutions that capitalize on industry available components, are standards-based, upgradable, expandable modular and stackable.

  Sales to third party customers outside of North America comprised approximately 62.2% of net revenues for the three months ended March 31, 1996 as compared to 56.1% for the same period in 1995. The Company's high percentage of sales to customers outside of North America has historically been due primarily to relatively strong demand for internetworking products within Europe and Asia Pacific and to strong international demand for its TMN and OSI technology software.

  GROSS MARGIN. Cost of revenues consists primarily of manufacturing costs (material, labor, packaging, documentation and overhead) and, to a lesser extent, royalties paid under licensing agreements and warranty costs. Gross margin increased to 63.4% of net revenues for the three months ended March 31, 1996, from 52.9% for the same period in 1995. The increase in gross margin was attributable primarily to a shift in revenue mix towards software based products which have significantly higher gross margins than engineering services or internetworking products. Improving margins were also attributable to the consolidation within the Company's channels of distribution to certain customers and territories eliminating nonperforming selling infrastructure costs. Additionally, product margins were directly impacted by the reduction in the capacity and associated costs of the Company's manufacturing operations subsequent to restructuring activities undertaken in the fourth quarter of 1995. The Company intends to shift to an outsourcing strategy for the manufacture of its products during 1996. Failure to make this shift on a timely basis or any difficulties experienced by the Company's manufacturing partners, on which the Company could become solely dependent for the supply of its products, could adversely affect the Company's operating results. The Company anticipates continued pricing pressures in the Ethernet switch and low-end router product areas and while the Company is responding with reductions in manufacturing overhead and product costs as well as changes to pricing structures and distribution strategies, margins may decline in future periods.

  RESEARCH AND DEVELOPMENT. The Company continues to make significant investments in research and development to develop new internetworking products, as well as to expand its expertise in TMN and wireless data technologies and to support its product offerings. The major components of research and development expenses are engineering salaries, employee benefits and associated overhead. For the three months ended March 31, 1996, the Company's research and development expenses decreased 20.4% to $2,533,000 from $3,181,000 for the same period in 1995. As a percentage of revenue, research and development expenses were 33.4% for the three months ended March 31, 1996 as compared to 24.2% for the same period in 1995. The decrease in research and development expense for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily due to reductions in spending within the Company's internetworking business unit due to consolidation of facilities and reductions in staffing levels as a result of the restructuring activities announced and executed in late 1995. This decrease was offset by a reduction in engineering costs reimbursed by customers in connection with nonrecurring engineering projects. The Company expects to continue significant investments in the development of new products and feature enhancements to existing product lines.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  The markets for the Company's products are characterized by rapidly changing technology and frequent new product introductions. Accordingly, the Company believes that its future success will depend on its ability to enhance its existing products and to develop and introduce in a timely fashion new products that achieve market acceptance. Delays in new product introductions or product enhancements, or the introduction of unsuccessful products, could adversely affect the Company. The Company's revenues are dependent on, among other things, the acceptance of these products by customers, and no assurance concerning their acceptance can be given.

  SALES AND MARKETING. Sales and marketing expenses decreased 42.8% to $2,552,000 for the three months ended March 31, 1996 as compared to $4,460,000 for the same period in 1995. Sales and marketing expenses as a percentage of net revenues remained relatively unchanged at 33.7% for the three months ended March 31, 1996 as compared to 34.0% for the same period in 1995. The significant decrease in the absolute amount of sales and marketing expenses in the first quarter of 1996 as compared to the same period of 1995 reflected efforts to restructure the Company's internetworking sales and marketing functions, including the consolidation of field sales offices, reductions in staffing levels and elimination of other nonperforming selling infrastructure costs worldwide. Partially offsetting these efficiencies was the increased staffing of sales and marketing functions by Vertel during the three months ended March 31, 1996, as compared to the first quarter of 1995, due to market demands for its TMN products.

  Sales and marketing expenses consist primarily of personnel and related costs relative to the selling, sales support and marketing activities, including marketing programs such as trade shows and other promotional costs. The Company believes that substantial sales and marketing expenditures are essential to developing the opportunities for revenue growth and to renewing the Company's competitive position. Sales and marketing expenses are expected to continue to comprise a significant percentage of the Company's total expenses because of costs associated with supporting a worldwide organization of sales and service functions necessary to meet the needs of the Company's customer base and to respond to the opportunities in the rapidly growing enterprise networking marketplace.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 9.6% to $1,228,000 for the three months ended March 31, 1996 as compared to $1,359,000 for the same period in 1995. General and administrative expenses as a percentage of net revenues increased to 16.2% for the three months ended March 31, 1996 as compared to 10.4% for the same period in 1995 due to the corresponding 42.3% decrease in net revenues. The decrease in absolute spending for general and administrative costs in the first quarter of 1996 as compared to the same period of 1995 is primarily attributable to the net effect of headcount reductions from restructuring efforts executed in late 1995 related to the Company's internetworking business unit partially offset by increases in spending by the Company's subsidiary, Vertel.

  LOSS FROM OPERATIONS. The Company incurred a loss from operations of $1,409,000, or $.07 per share, for the three months ended March 31, 1996 as compared to $1,814,000, or $.10 per share for the same period of 1995 despite a 42.3% decline in quarterly revenues for the comparable periods. The losses from operations are attributable to declines in net revenues and gross profit, offset by an increase in gross margin percentages and significant decreases in operating expenses as a result of the execution of restructuring activities within the Company's internetworking business unit. Total operating expenses decreased 29.9% to $6,313,000 for the three months ended March 31, 1996 as compared to $9,000,000 for the same period of 1995.

  In 1994, 1995 and the first quarter of 1996, the Company has experienced operating losses and a decrease in revenues from the results of the prior year. There can be no assurance that the Company will be able to regain profitability or resume revenue growth on a quarterly or annual basis. The Company's expense levels are based in part on its expectation of future revenues. As a result of failure to meet these expectations, the Company has had to undertake several reorganizations in the past, including in 1995. Delays in new product introductions or product enhancements or the introduction of unsuccessful products could adversely affect the Company. If revenues are below expectations, results of operations may be adversely affected.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  PROVISION FOR INCOME TAXES. The Company recorded no provision for income taxes on a loss before income taxes of $1,409,000 in the first quarter of 1996. A valuation allowance against the total amount of net deferred tax assets has been established. As a result of the increase in the valuation allowance, the Company has net deferred tax assets of approximately $23.3 million for which no benefit has been provided at March 31, 1996. These net deferred tax assets will be realized to the extent that the Company operates profitably in the future during the respective carryforward periods.

  OTHER INCOME. For the three months ended March 31, 1996 other income, consisting of interest income, net of interest expense, currency gains and losses, and various other items decreased by $141,000, or 58.3% as compared to the same period in 1995. The decrease is primarily due to the decreases in interest income as a result of cash balances during the corresponding periods.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1996 the Company's principal sources of liquidity consisted of $17,050,000 in cash, cash equivalents and short-term investments. The Company's cash management system includes a sweep account which enables the Company to consolidate its operating cash into a central account daily and advance cash to the Company's subsidiaries to fund operating cash requirements.

  Cash, cash equivalents and short-term investments increased $2,100,000 during the three months ended March 31, 1996. The increase in cash is primarily attributable to a $4,200,000 equity investment by Sierra Ventures V, L.P. ("Sierra"), a venture capital firm, in exchange for 2,000,000 shares of the Company's Common Stock in a private placement at $2.00 per share and a warrant to purchase an additional 2,000,000 shares of the Company's Common Stock at prices ranging from $2.00 to $5.00 per share over the three year term of the warrant.

  The use of cash for operations was attributable primarily to the loss from operations of $1,510,000 for the three months ended March 31, 1996. The largest component of the use of cash from operations was $1,224,000 in payments for restructuring activities within the internetworking business unit. The restructuring activities, announced in October, 1995, related to streamlining of specific sales channels, territories and product lines, included costs of elimination of excess manufacturing capacity, inventory reductions related to product line and distribution streamlining, facility and asset consolidation, employee severance pay and other related charges. The restructuring plan entailed work force reductions of 108 employees within manufacturing, engineering, sales, marketing and administration, as well as the disposition of various sales, service and engineering facilities. As of March 31, 1996, $3,073,000 of the restructuring costs had been paid and substantially all reserves related to the write down of inventories and fixed assets were utilized. Also, as of March 31, 1996, 90 positions had been eliminated while the remaining reserves relating to severance totaled $567,000 and are expected to be paid in the remainder of 1996. Facility reduction costs include the lease cost of vacated space for the estimated period of time to sublet the facilities. Of the $2,486,000 in facility related reserves remaining as of March 31, 1996, $1,286,000 are expected to be incurred in the remainder of 1996. The Company is attempting to sublease or renegotiate all remaining lease terms for affected facilities. Other restructuring reserves remaining as of March 31, 1996 totaled $1,258,000, primarily related to costs associated with customer returns, consolidation of repair depots and warranties, and are expected to require approximately $350,000 in cash disbursements in 1996.

  Additionally, cash from operations was utilized for increasing inventory levels for the Company's internetworking business unit. Such purchases were made to utilize fully the Company's manufacturing facility prior to conversion of the plant functions to an outsource strategy. These payments were partially offset by a net increase in accounts payable due to timing of inventory purchases and a net decrease in trade accounts receivable of $276,000. The decrease in trade receivables was attributable to decreased sales levels from the prior year and the positive impact of efforts to reduce the average number of days sales included in accounts receivable during the year.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  In response to the operating losses experienced over the past three years, the Company commenced a major restructuring of its internetworking business unit during the fourth quarter of 1995. The Company believes that the quarterly cost reductions gained as a result of the 1995 restructuring and the $4,200,000 capital infusion resulting from the private placement of Retix's common stock in January 1996 along with existing sources of liquidity, capital resources and funds from operations will satisfy the Company's anticipated cash needs for at least the next twelve months. From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources.


                           PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

       Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings.

ITEM 2.        CHANGES IN SECURITIES

       Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.  OTHER INFORMATION

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    EXHIBITS

       10.2 1991 Directors' Stock Option Plan and forms of option agreement thereunder, as amended to date.

       10.32 1996 Directors' Stock Option Plan and forms of option agreement thereunder.

       10.33 Form of Exercise Notice and Stock Purchase Agreement between the Company and M.Y. Stephan, dated January 30, 1996.

       10.34 Form of Exercise Notice and Stock Purchase Agreement between the Company and M.Y. Stephan, dated March 18, 1996.

       10.35 Form of Exercise Notice and Stock Purchase Agreement between the Company and M.Y. Stephan, dated March 18, 1996.

       10.36 Form of Exercise Notice and Stock Purchase Agreement between the Company and Philip Mantle, dated January 30, 1996.

                         PART II.  OTHER INFORMATION
                                  (CONTINUED)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    EXHIBITS (continued)

       10.37 Form of Exercise Notice and Stock Purchase Agreement between the Company and Philip Mantle, dated March 18, 1996.

       10.38 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 18, 1996.

       10.39 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated January 30, 1996.

       10.40 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated February 21, 1996.

       10.41 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 26, 1996.

       10.42 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 26, 1996.

       10.43 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 26, 1996.

       10.44 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 26, 1996.

  (b) REPORTS ON FORM 8-K

      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RETIX
                                (Registrant)



Date:  May 13, 1996             /s/ Steven M. Waszak
                                -------------------------
                                Steven M. Waszak
                                Vice President of Finance and Administration
                                and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                     RETIX

                                INDEX TO EXHIBITS


Exhibit
Number   Description
- -------  --------------------------

10.2 1991 Directors' Stock Option Plan and forms of option agreement thereunder, as amended to date.

10.32 1996 Directors' Stock Option Plan and forms of option agreement thereunder.

10.33 Form of Exercise Notice and Stock Purchase Agreement between the Company and M.Y. Stephan, dated January 30, 1996.

10.34 Form of Exercise Notice and Stock Purchase Agreement between the Company and M.Y. Stephan, dated March 18, 1996.

10.35 Form of Exercise Notice and Stock Purchase Agreement between the Company and M.Y. Stephan, dated March 18, 1996.

10.36 Form of Exercise Notice and Stock Purchase Agreement between the Company and Philip Mantle, dated January 30, 1996.

10.37 Form of Exercise Notice and Stock Purchase Agreement between the Company and Philip Mantle, dated March 18, 1996.

10.38 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 18, 1996.

10.39 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated January 30, 1996.

10.40    Form of Exercise Notice and Stock Purchase Agreement
         between the Company and Steven M. Waszak, dated February 21, 1996.
 .
10.41 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 26, 1996.

10.42 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 26, 1996.

10.43 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 26, 1996.

10.44 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 26, 1996.