Form 10-Q
period 1996-06-29
RETIX
filed 1996-08-13
CIK 880458

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                             ---------------------

                                    FORM 10-Q

     (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                         Commission File Number  0-19640

                             ---------------------

                                      RETIX
             (Exact name of Registrant as specified in its charter)


          CALIFORNIA                                   95-3948704
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


                               4640 ADMIRALTY WAY
                        MARINA DEL REY, CALIFORNIA  90292
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

                               YES  X    NO
                                   ---      ---

As of August 9, 1996 there were 22,512,023 shares of common stock outstanding.


- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS
                                   RETIX
                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share amounts)

                                  ASSETS


                                                                        JUNE 30,    DECEMBER 31,
                                                                          1996          1995
                                                                        --------    ------------
                                                                       (unaudited)
Current assets:
  Cash and short-term investments. . . . . . . . . . . . . . . . . . . . $18,386      $14,950
  Trade accounts receivable (net of allowances of $1,878 as of
   December 31, 1995 and $1,775 as of June 30, 1996) . . . . . . . . . .   5,486        5,445
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,665        2,855
  Prepaid expenses and other current assets. . . . . . . . . . . . . . .   1,637        1,730
                                                                         -------      -------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . 28,174       24,980
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . .  2,597        3,073
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,597        1,345
                                                                         -------      -------
                                                                         $32,368      $29,398
                                                                         =======      =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long term obligations . . . . . . . . . . . . . . . $  --        $    54
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,313        1,336
  Accrued wages and related liabilities  . . . . . . . . . . . . . . . .     839        1,060
  Accrued restructuring expenses . . . . . . . . . . . . . . . . . . . .   2,158        4,334
  Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .   3,135        3,012
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,058        1,058
                                                                         -------      -------
      Total current liabilities  . . . . . . . . . . . . . . . . . . . .   9,503       10,854

Long-term obligations, less current portion  . . . . . . . . . . . . . .   4,002        4,184
                                                                         -------      -------
      Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .  13,505       15,038
                                                                         -------      -------
Shareholders' equity:
  Preferred stock, par value $.01, 2,000,000 shares authorized;
   none issued and outstanding . . . . . . . . . . . . . . . . . . . . .    --           --
  Common stock, par value $.01, 50,000,000 shares authorized;
   shares issued and outstanding 1995, 18,052,582; 1996, 22,487,608. . .     225          181
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .  77,545       65,821
  Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . (52,369)     (50,009)
  Cumulative translation adjustment. . . . . . . . . . . . . . . . . . .  (1,636)      (1,633)
                                                                         -------      -------
      Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23,765       14,360
  Less notes receivable from issuance of common stock. . . . . . . . . .  (4,902)        --
                                                                         -------      -------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . .  18,863       14,360
                                                                         -------      -------
                                                                         $32,368      $29,398
                                                                         =======      =======


         See accompanying notes to consolidated financial statements

                                   RETIX

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)
                                (unaudited)



                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                    ------------------     ------------------
                                      1996     1995         1996       1995
                                     ------   -------      -------    -------
Revenues . . . . . . . . . . . . .   $8,190   $10,525      $15,771    $23,653
Cost of revenues . . . . . . . . .    2,810     4,203        5,588     10,387
                                     ------   -------      -------    -------
Gross profit . . . . . . . . . . .    5,380     6,322       10,183     13,266
                                     ------   -------      -------    -------

Operating expenses:
  Research and development . . . .    2,593     3,499        5,126      6,680
  Sales and marketing  . . . . . .    2,807     4,640        5,359      9,100
  General and administrative . . .    1,142     1,462        2,370      2,821
                                     ------   -------      -------    -------
    Total  . . . . . . . . . . . .    6,542     9,601       12,855     18,601
                                     ------   -------      -------    -------
Loss from operations . . . . . . .   (1,162)   (3,279)      (2,672)    (5,335)
Other income, net  . . . . . . . .      211        78          312        320
                                     ------   -------      -------    -------
Loss before provision for income
  taxes  . . . . . . . . . . . . .     (951)   (3,201)      (2,360)    (5,015)
Provision for income taxes . . . .       --        --           --         --
                                     ------   -------      -------    -------
Net loss . . . . . . . . . . . . .   $ (951)  $(3,201)     $(2,360)   $(5,015)
                                     ======   =======      =======    =======


Net loss per common and
  common equivalent share  . . . .   $(0.05)  $ (0.18)     $ (0.12)   $ (0.28)
                                     ------   -------      -------    -------
Common and common equivalent
  shares used in computing
  per share amount . . . . . . . .   20,365    17,892       19,894     17,804
                                     ------   -------      -------    -------


      See accompanying notes to consolidated financial statements.

                                   RETIX

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)


                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                        1996          1995
                                                      -------       -------
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . .     $(2,360)      $(5,015)
  Adjustments to reconcile net loss to net
   cash provided by (used for) operating
   activities:
    Depreciation and amortization . . . . . . . .       1,126         2,207
    Reserve for returns and bad debts . . . . . .        (103)         (989)
    Changes in operating assets and
     liabilities (Note 4) . . . . . . . . . . . .      (1,089)        2,817
                                                      -------       -------
  Net cash used for operating activities. . . . .      (2,426)         (980)
                                                      -------       -------
Cash flows from investing activities:
  Increase in short-term investments  . . . . . .         (96)         (565)
  Additions to property and equipment . . . . . .        (394)       (1,173)
  Increase in other assets  . . . . . . . . . . .        (508)         (321)
                                                      -------       -------
    Net cash provided by (used for) investing
     activities . . . . . . . . . . . . . . . . .        (998)       (2,059)
                                                      -------       -------
Cash flows from financing activities:
  Repayment of long term obligations  . . . . . .         (98)          (27)
  Proceeds from issuance of common stock. . . . .       6,866           895
                                                      -------       -------
    Net cash provided by financing activities . .       6,768           868
                                                      -------       -------
Effect of exchange rate changes on cash . . . . .          (5)          204
                                                      -------       -------
Net increase (decrease) in cash and cash
 equivalents  . . . . . . . . . . . . . . . . . .       3,339        (1,967)

Cash and cash equivalents, beginning of
 period . . . . . . . . . . . . . . . . . . . . .       5,518        12,695
                                                      -------       -------
Cash and cash equivalents, end of period. . . . .      $8,857       $10,728
                                                      =======       =======


      See accompanying notes to consolidated financial statements.

                                      RETIX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL

     The consolidated financial statements include the accounts of Retix and its wholly-owned subsidiaries (the "Company"), including the newly formed subsidiaries for the Company's internetworking business unit and wireless business unit as announced in the second quarter of 1996. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The Company's fiscal year ends on the Saturday nearest to December 31. For simplicity of presentation, the Company has described the fiscal year ended December 30, 1995 as December 31, 1995 and has described the thirteen weeks ended July 1, 1995 and June 29, 1996 as the three months ended June 30, 1995 and 1996, respectively.

     It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 1995 included in the Company's Annual Report. The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of results that may be expected for the full year.

2.  CASH AND SHORT-TERM INVESTMENTS

     Cash and short term investments consist of the following (in thousands):

                                              June 30,       December 31,
                                                1996             1995
                                             -----------     ------------
                                             (unaudited)

Cash and cash equivalents. . . . . . . .       $  8,857         $  5,518
Short-term investments . . . . . . . . .          9,529            9,432
                                               --------         --------
                                               $ 18,386         $ 14,950
                                               ========         ========

    Cash equivalents consist of short term investments with original maturities of three months or less.

3. INVENTORIES

     Inventories consist of the following (in thousands):

                                              June 30,     December 31,
                                                1996           1995
                                              --------     ------------
                                             (unaudited)

Raw materials and component parts. . . . . .   $   690        $ 1,718
Work-in-process. . . . . . . . . . . . . . .       711            491
Finished goods. . . . . . . . . . . . .          1,264            646
                                                 -----         ------
                                               $ 2,665        $ 2,855
                                               =======        =======

     Work-in-process and finished goods inventories consist of material, direct labor and overhead associated with the manufacturing process.

                                    RETIX
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

4.  STATEMENT OF CASH FLOWS

     Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities consist of the following (in thousands):


                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                      1996             1995
                                                      ----             ----
   Trade accounts receivable . . . . . . . . . .     $    62          $ 5,234
   Inventories . . . . . . . . . . . . . . . . .         190               48
   Prepaid expenses and other current assets . .          94              459
   Accounts payable. . . . . . . . . . . . . . .         978           (1,006)
   Accrued wages and related liabilities . . . .        (221)            (513)
   Accrued restructuring expenses. . . . . . . .      (2,176)            --
   Other accrued liabilities . . . . . . . . . .         (16)          (1,574)
   Deferred revenue. . . . . . . . . . . . . . .        --                169
                                                     -------           ------
      Increase (decrease) in operating assets
       and liabilities . . . . . . . . . . . . .     $(1,089)          $2,817
                                                     =======           ======


     Financing and investing activities during the six months ended June 30, 1995 and 1996 which affected recognized assets or liabilities but that did not result in cash receipts or cash payments were not significant, except as noted in Note 5, Shareholders' Equity.

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

     Notes receivable from issuance of common stock arose from the exercise of stock options. During the first quarter of 1996, the Board of Directors approved the exercise of stock options held and outstanding by certain key employees and consultants in exchange for promissory notes. The common stock issued upon such exercise of options is subject to repurchase by the Company based upon continuation of the terms of employment or consultancy agreements, with vesting and release from the Company's repurchase right on a cumulative basis from original date of option grant at a rate of 25% one year after the vesting commencement date and 1/48th of the shares subject to the original option in equal monthly installments thereafter. For purposes of computing earnings per share, the common stock issued subject to notes receivable are treated as options and are excluded from the calculation of earnings per share because they are considered antidilutive.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected, including the risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

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

RESULTS OF OPERATIONS

     In response to the losses experienced over the past three years, the Company commenced a major reorganization during the fourth quarter of 1995 with an emphasis on focusing resources toward leveraging identified areas of value within Retix's primary lines of business. The reorganization included a significant restructuring of the Company's internetworking business unit, including staff reductions, consolidation within channels of distribution and abandonment of facilities, as well as continued transition within the Company's telecommunications management networks (TMN) from mature OSI-related products and wireless data networking operations to narrowband PCS two-way messaging. While substantial progress was made in support of the Company's recovery during the first six months of 1996, ongoing efforts throughout the year will be required to further stabilize operating results and capitalize on the values within the Company's businesses.

     Although year-over-year net revenues have declined in 1996 as compared to 1995, the Company has shown recovery from the first quarter to the second quarter of 1996 as it achieved sequential revenue growth of 8.0% and an improvement in gross margins from 63.4% to 65.7% during this period. Additionally, efficiencies were gained from the Company's reorganization resulted in the reduction of recurring operating expenses by 30.4% from $9,397,000 in the fourth quarter of 1995 to $6,542,000 in the second quarter of 1996. As a result of improving operating efficiencies and stabilized revenues, the Company's net loss was reduced 70.3% to $951,000, or $0.05 per share, for the three months ended June 30, 1996 as compared to $3,201,000, or $0.18 per share, for the same period of 1995. The Company believes that the revenue and margin improvements noted in the first half of 1996 relative to the last half of 1995, the operating expense reductions achieved as a result of the restructuring initiated in October 1995, and the 23.0% increase in cash balances since December 31, 1995, provide financial support to the Company's ongoing reorganization.

     NET REVENUES. Net revenues decreased 22.2% to $8,190,000 for the three months ended June 30, 1996 and decreased 33.3% to $15,771,000 for the six months ended June 30, 1996 as compared to $10,525,000 and $23,653,000, respectively, for the three and six month periods ended June 30, 1995. Revenues generated by the Company's TMN software product lines increased 16.4% to $3,229,000 and 15.8% to $6,609,000 during the three and six month periods, respectively, ended June 30, 1996 as compared to the same periods of 1995. Sales of internetworking products declined 25.6% to $4,433,000 and 46.5% to $8,237,000, respectively, for the three and six months ended June 30, 1996 as compared to the same periods of 1995. Revenues generated by the Company's wireless data products during the quarter and for the six months ended June 30, 1996 decreased by 70.5% to $528,000 and 63.7% to $925,000, respectively, as compared to the same periods during 1995.

     Demand for the Company's telecommunications management networks (TMN) products sold through its subsidiary, Vertel, increased in the second quarter and first half of 1996 as compared to the corresponding three and six month periods of 1995. This trend is a result of an ongoing effort to transition Vertel's product development and distribution focus, from mature OSI-related products toward providing solutions to enable telecommunications service providers and equipment manufacturers to implement services based upon TMN specifications. In support of this effort, Vertel introduced its Power Cats TMN software solutions platforms during the second quarter of 1996. Sales of TMN-based products and services accounted for 39.4% and 41.9%, respectively, of net revenues during the first quarter and six months of 1996.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The decline in wireless data product revenues during 1996 as compared to the three and six months ended June 30, 1995 was attributable to the transition from nonrecurring engineering project revenues during 1995 to a strategy focusing on the sales of wireless data networking software products in 1996. The decrease in revenues during the second quarter of 1996 as compared to the same quarter of 1995 was the result of a significant nonrecurring sale of a source license from the company's CDPD product line in 1995. During 1996, the Company has announced enhancements to its wireless data technology for narrowband PCS based software applications, including network management system applications which enable wireless communications providers to expand service offerings within the two-way messaging marketplace.

     Software product revenues, including from TMN and wireless data products, may continue to fluctuate from period to period due to nonrecurring software license agreements or royalties derived from these agreements or certain government contracts. Additionally, there can be no assurance that software product markets will attain broad acceptance or generate long-term growth opportunities in line with the Company's past performance or future objectives.

     Internetworking revenues are primarily comprised of sales of multi-protocol routers, local and remote LAN bridges, Ethernet switch and broadband products. As a consequence of declining revenues, the Company initiated a significant restructuring of its internetworking business unit in the fourth quarter of 1995. Such activities included staff reductions focused primarily within the business unit's selling, general and administrative functions and a consolidation within its channels of distribution in an effort to leverage field selling activities and increase return on sales. Despite the Company's aggressive restructuring activities to downsize staffing and facility levels, revenues generated by the internetworking business unit demonstrated sequential growth of 16.5% during the three months ended June 30, 1996 as compared to the first quarter of 1996.

     On a year-over-year basis, sales of internetworking products declined 25.6% and 46.5%, respectively, during the three and six months ended June 30, 1996 as compared to the same periods of 1995. Broadband product revenues, including MetroLAN and FIBERring products, increased 8.7% and 10.8% during the three and six month periods, respectively, ended June 30, 1996 as compared to the same periods of 1995 and increased to 12.7% of internetworking revenues during the first six months of 1996. Router, bridge and Ethernet switch product revenues declined 39.9%, 3.7% and 2.9%, respectively, during the three months ended June 30, 1996 versus the second quarter of 1995 and declined 51.4%, 46.0% and 31.9%, respectively, during the six months ended June 30, 1996 as compared to the same period of 1995.

     The change in mix of the Company's internetworking product revenues reflects the development of networking technologies, convergence of bridging, Ethernet switching and routing technologies and market trends toward solutions that are expandable, modular and provide high-speed connections with increasing bandwidth. Revenues from the Company's bridge and router sales may continue to decrease as networking technologies advance. Although the Company believes the features of its products are competitive, greater marketing and distribution resources of larger competitors, increasing price pressures and delays in releasing new products and features in previous periods have affected the Company's ability to gain or retain market share. Increased internetworking revenues will be primarily dependent on the success of the Company with regard to enhancing its presence in the rapidly evolving networking markets through the development of broad channels of product distribution and innovative products to increase competitiveness of its enterprise networking product lines. The Company plans to develop on its core engineering competencies and leverage its technologies in routing combined with bridging and Ethernet switching to target integrated solutions that capitalize on industry available components, are standards-based, upgradable, expandable, modular and stackable.

     Sales to third party customers outside of North America comprised approximately 58.8% of net revenues for the six months ended June 30, 1996 as compared to 54.4% for the same period in 1995. The Company's high percentage of sales to customers outside of North America has historically been due primarily to relatively strong demand for internetworking products within Europe and Asia Pacific and to strong international demand for its TMN and OSI technology software.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     GROSS MARGIN. Cost of revenues consists primarily of manufacturing costs (material, labor, packaging, documentation and overhead) and, to a lesser extent, royalties paid under licensing agreements and warranty costs. Gross margin increased to 65.7% and 64.6% of net revenues for the three and six months ended June 30, 1996, respectively, from 60.1% and 56.1% for the same periods in 1995. The increase in gross margin was attributable primarily to a shift in revenue mix toward software-based products which have significantly higher gross margins than engineering services or internetworking products and further progress in the reduction in excess capacity and associated costs of the Company's manufacturing operations. The Company is transitioning to an outsourcing strategy for the manufacture of its products during 1996. Effective June 1996, the Company sublet a majority of its manufacturing facility located in Moorpark, California. Failure to complete this transition on a timely basis or any difficulties experienced by the Company's manufacturing partners, on which the Company could become solely dependent for the supply of its products, could adversely affect the Company's operating results. The Company anticipates continued pricing pressures within its internetworking product areas, and while the Company is responding with reductions in manufacturing overhead and product costs as well as changes to pricing structures and distribution strategies, margins may decline in future periods.

     RESEARCH AND DEVELOPMENT. The Company continues to make significant investments in research and development to expand its expertise in TMN and wireless data technologies, to develop new internetworking products and to support its product offerings. As a percentage of revenue, research and development expenses were 31.7% and 32.5% for the three and six months ended June 30, 1996, respectively, as compared to 33.2% and 28.2% for the same period in 1995. The major components of research and development expenses are engineering salaries, employee benefits and associated overhead. For the three months ended June 30, 1996, the Company's research and development expenses decreased 25.9% to $2,593,000 from $3,499,000 for the same period in 1995. For the six months ended June 30, 1996, the Company's research and development expenses decreased 23.3% to $5,126,000 from $6,680,000 for the same period in 1995. The decrease in research and development expense for the three and six months ended June 30, 1996 as compared to the same periods in 1995 is primarily due to reductions in spending within the Company's internetworking business unit due to consolidation of facilities and realignment to more efficient staffing levels as a result of the restructuring activities announced and executed in late 1995. This decrease was offset by a reduction in customer reimbursements for engineering costs in connection with nonrecurring engineering projects. The Company expects to continue significant investments in the development of new products and feature enhancements to existing product lines.

     The markets for the Company's products are characterized by rapidly changing technology and frequent new product introductions. Accordingly, the Company believes that its future success will depend on its ability to enhance its existing products and to develop and introduce in a timely fashion new products that achieve market acceptance. Delays in new product introductions or product enhancements, or the introduction of products that are not successful in the market, could adversely affect the Company. The Company's revenues are dependent on, among other things, the acceptance of these products by customers, and no assurance concerning their acceptance can be given.

     SALES AND MARKETING. Sales and marketing expenses decreased 39.5% to $2,807,000 for the three months ended June 30, 1996 as compared to $4,640,000 for the same period in 1995. For the six months ended June 30, 1996 sales and marketing expenses decreased 41.1% to $5,359,000 as compared to $9,100,000 for the same period in 1995. Sales and marketing expenses as a percentage of net revenues decreased to 34.3% and 34.0% for the three and six months ended June 30, 1996, respectively, as compared to 44.1% and 38.5% for the same period in 1995. The significant decrease in the absolute spending for sales and marketing and the decrease as a percentage of revenue in the second quarter of 1996 as compared to the same period of 1995 reflected efforts to restructure the Company's internetworking sales and marketing activities, including the consolidation of field sales offices, streamlining of sales organizations and elimination of other nonperforming selling infrastructure costs worldwide. Partially offsetting these efficiencies was the increased staffing of sales and marketing functions by Vertel during the three months ended June 30, 1996.
                                       9

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     Sales and marketing expenses consist primarily of personnel and related costs relative to the selling, sales support and marketing activities, including marketing programs such as trade shows and other promotional costs. The Company believes that substantial sales and marketing expenditures are essential to developing the opportunities for revenue growth and to renewing the Company's competitive position. Sales and marketing expenses are expected to continue to comprise a significant percentage of the Company's total expenses because of costs associated with supporting a worldwide organization of sales and service functions necessary to meet the needs of the Company's customer base and to respond to the opportunities in the rapidly growing telecommunications management and networking markets.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 21.9% to $1,142,000 for the three months ended June 30, 1996 as compared to $1,462,000 for the same period in 1995, and decreased 16.0% to $2,370,000 for the six months ended June 30, 1996 as compared to $2,821,000 for the same period in 1995. General and administrative expenses as a percentage of net revenues remained unchanged at 13.9% for the three months ended June 30, 1996 despite a 22.2% decrease in net revenues as compared to the same period of 1995. General and administrative expenses increased to 15.0% of net revenues for the six months ended June 30, 1996 as compared to 11.9% for the same period in 1995 due to the corresponding 33.3% decrease in net revenues. The decrease in absolute spending for general and administrative services in the first half of 1996 as compared to the same period of 1995 is primarily attributable to the net effect of headcount reductions and elimination of non-critical infrastructure costs worldwide in connection with restructuring efforts executed in late 1995 related to the Company's internetworking business unit, partially offset by increases in spending by the Company's Vertel subsidiary.

     LOSS FROM OPERATIONS. Despite a 22.2% decline in quarterly revenues for the three months ended June 30, 1996 as compared to the same period of 1995, the Company's loss from operations decreased 64.6% to $1,162,000 for the three months ended June 30, 1996 as compared to $3,279,000 for the same period of 1995. Additionally, the Company's loss from operations decreased 49.9% to $2,672,000 for the six months ended June 30, 1996 as compared to $5,335,000 for the same period of 1995 despite a 33.3% decline in revenues for the comparable periods. The reductions achieved in losses from operations were due to an increase in gross margin percentages and significant decreases in operating expenses as a result of the restructuring activities within the Company's internetworking business unit. Total operating expenses decreased 31.9% to $6,542,000 for the three months ended June 30, 1996 as compared to $9,601,000 for the same period of 1995, and decreased 30.9% to $12,855,000 for the six months ended June 30, 1996 as compared to $18,601,000 for the same period of 1995.

     In 1994, 1995 and the first half of 1996, the Company has experienced operating losses and a decrease in revenues from the results of the prior year. There can be no assurance that the Company will be able to regain profitability or resume or maintain revenue growth on a quarterly or annual basis. The Company's expense levels are based in part on its expectation of future revenues. As a result of failure to meet these expectations, the Company has had to undertake several reorganizations in the past, including in 1995. Delays in new product introductions or product enhancements or the introduction of products that are not successful in the market could adversely affect the Company. If revenues are below expectations, results of operations may be adversely affected.

     OTHER INCOME. For the three months ended June 30, 1996 other income, consisting of interest income, net of interest expense, currency gains and losses, and various other items increased by $133,000, or 170.5% as compared to the same period in 1995. For the six months ended June 30, 1996, other income remained relatively unchanged at $312,000 versus $320,000 for the same period of 1995. The increase in the second quarter of 1996 is primarily due to reduced foreign tax expenses in the second quarter of 1996 as compared to the same period in 1995.

     PROVISION FOR INCOME TAXES. The Company recorded no provision for income taxes on a loss before income taxes of $951,000 in the second quarter of 1996 and $2,360,000 for the first half of 1996. A valuation allowance against the total amount of net deferred tax assets has been established. As a result of the increase in the valuation allowance, the Company has net deferred tax assets of approximately $23,000,000 for which no benefit has been provided at June 30, 1996. These net deferred tax assets will be realized to the extent that the Company operates profitably in the future during the respective carryforward periods.
                                      10

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996 the Company's principal sources of liquidity consisted of $18,386,000 in cash, cash equivalents and short-term investments. The Company's cash management system includes a sweep account which enables the Company to consolidate its operating cash into a central account daily and advance cash to its subsidiaries to fund operating cash requirements.

     Cash, cash equivalents and short-term investments increased $3,436,000, or 23.0%, during the six months ended June 30, 1996. The increase in cash is primarily attributable to a $6,866,000 capital infusion from a private placement of the Company's Common Stock and the exercise of stock options by employees and consultants during the six months ended June 30, 1996.

     The use of cash for operations was attributable primarily to the loss from operations of $2,672,000 for the six months ended June 30, 1996. The largest component of the use of cash from operations was $2,176,000 in payments for restructuring activities within the internetworking business unit. The restructuring activities, announced in October, 1995, related to streamlining of specific sales channels, territories and product lines, and included costs of elimination of excess manufacturing capacity, inventory reductions related to product line and distribution streamlining, facility and asset consolidation, employee severance pay and other related charges. The restructuring plan entailed work force reductions of 108 employees within manufacturing, engineering, sales, marketing and administration, as well as the disposition of various sales, service and engineering facilities. As of June 30, 1996, $4,025,000 of the restructuring costs had been paid and substantially all reserves related to the write down of inventories and fixed assets have been utilized. Also, as of June 30, 1996, 100 positions had been eliminated while the remaining reserves relating to severance totaled $401,000 and are expected to be paid in the remainder of 1996. Facility reduction costs include the lease cost of vacated space for the estimated period of time required to sublet the facilities. Of the $1,961,000 in facility related reserves remaining as of June 30, 1996, $761,000 are expected to be incurred in the remainder of 1996. The Company is attempting to sublease or renegotiate all remaining lease terms for affected facilities.
 Other restructuring reserves remaining as of June 30, 1996 totaled $1,042,000, primarily related to costs associated with customer returns, consolidation of repair depots and warranties, and are expected to be utilized by year end and to require approximately $350,000 in cash disbursements in 1996.

     In response to the operating losses experienced over the past three years, the Company commenced a major restructuring of its internetworking business unit during the fourth quarter of 1995. The Company believes that the quarterly cost reductions gained as a result of the 1995 restructuring and the $6,866,000 capital infusion resulting from the private placement of Retix's common stock and exercise of stock options during the six months ended June 30, 1996 along with existing sources of liquidity, capital resources and funds from operations will satisfy the Company's anticipated cash needs for at least the next twelve months. From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) The Registrant's annual meeting of shareholders was held on June 19, 1996.

       (b)     The following Class II directors were elected at the meeting:
               Neil Hynes and Craig Johnson. Voting results for the election of all Director nominees were as follows:

                                      For         Withheld    Broker Non-Votes
                                      ---         --------    ----------------
               Neil Hynes         19,590,610      174,274     not applicable
               Craig Johnson      19,582,911      181,973     not applicable

                   Only Class II directors were elected at the meeting. The
               current term for Class I directors, including Joe Stephan, Gil Williamson and Jeffrey Drazan, will continue until the 1997 Annual Meeting of Shareholders.

       (c) The other matters voted upon at the meeting and results of those votes were as follows:

                 (i) Proposal to amend the 1988 Stock Option Plan, including an amendment to increase thenumber of shares of Common Stock reserved for issuance thereunder by 100,000 shares and certain other amendments.

                        For         Opposed     Abstained     Broker Non-Votes
                        ---         -------     ---------     ----------------
                     16,750,377    2,807,602     169,905          37,000

                (ii) Proposal to amend the 1991 Employee Stock Purchase Plan to increase the number of shares ofCommon Stock reserved for issuance thereunder by 150,000 shares.

                        For         Opposed     Abstained     Broker Non-Votes
                        ---         -------     ---------     ----------------
                     17,260,889    2,303,010     163,985          37,000

               (iii) Proposal to approve the Company's 1996 Directors' Stock
                     Option Plan with respect to the grant ofoptions to purchase shares of the Company's Common Stock made after the date of the Annual Meeting, and the reservation of 200,000 shares of Common Stock for issuance pursuant to such future grants.

                        For         Opposed     Abstained     Broker Non-Votes
                        ---         -------     ---------     ----------------

                     16,676,430    2,664,620     160,142          263,692

                (iv) Proposal to approve the appointment of Deloitte and
                     Touche LLP as the independent auditors of the corporation for the fiscal year ended December 31, 1996.

                        For         Opposed     Abstained     Broker Non-Votes
                        ---         -------     ---------     ----------------
                     19,555,275      86,193      123,416              0

ITEM 5.  OTHER INFORMATION

       None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS

       10.45 Sublease Agreement dated May, 1996 between Value Behavioral Health and Retix.

       10.46 Master Agreement between Retix and Internetworking Solutions dated May 31, 1996.

       10.47 Master Agreement between Retix and Wireless Solutions dated May 31, 1996.


  (b)  REPORTS ON FORM 8-K

       None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RETIX
                                (Registrant)



Date:  August 12, 1996          /s/  STEVEN M. WASZAK
                               ----------------------
                                Steven M. Waszak
                                Vice President of Finance and Administration
                                and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                      RETIX

                                INDEX TO EXHIBITS


Exhibit
Number       Description
- -------      -----------

 10.45       Sublease Agreement dated May, 1996 between
             Value Behavioral Health and Retix.

 10.46       Master Agreement between Retix and
             Internetworking Solutions dated May 31, 1996.

 10.47       Master Agreement between Retix and Wireless
             Solutions dated May 31, 1996.