Form 10-Q
period 1996-09-28
RETIX
filed 1996-11-12
CIK 880458

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.   20549

                                  ------------

                                   FORM 10-Q


   (MARK ONE)
            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1996

                                      OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from ___ to ___

                        Commission File Number  0-19640

                     --------------------------------------

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

                                 YES  X    NO
                                     ---- ----

As of November 11, 1996 there were 22,550,006 shares of Common Stock outstanding.

Total number of sequential pages:   14
                                   ----

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   RETIX
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                  ASSETS

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             1996              1995
                                                         -------------     ------------
                                                          (unaudited)
Current assets:

  Cash and short-term investments . . . . . . . . . .        $17,588          $14,950
  Trade accounts receivable (net of allowances of
    $1,878 as of December 31, 1995 and $1,333 as of
    September 30, 1996). . . . . . . . . . . . . . . .          6,167           5,445
  Inventories. . . . . . . . . . . . . . . . . . . . .          2,250           2,855
  Prepaid expenses and other current assets. . . . . .          2,104           1,730
                                                              -------         -------
Total current assets   . . . . . . . . . . . . . . . .         28,109          24,980
Property and equipment, net  . . . . . . . . . . . . .          2,586           3,073
Other assets . . . . . . . . . . . . . . . . . . . . .          1,513           1,345
                                                              -------         -------
                                                              $32,208         $29,398
                                                              -------         -------
                                                              -------         -------

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long term obligations  . . . . .        $    --         $    54
   Accounts payable  . . . . . . . . . . . . . . . . .          2,121           1,336
   Accrued wages and related liabilities . . . . . . .          1,222           1,060
   Accrued restructuring expenses. . . . . . . . . . .          1,726           4,334
   Other accrued liabilities . . . . . . . . . . . . .          3,523           3,012
   Deferred revenue. . . . . . . . . . . . . . . . . .            923           1,058
                                                              -------         -------
       Total current liabilities . . . . . . . . . . .          9,515          10,854
Long-term obligations, less current portion  . . . . .          4,174           4,184
                                                              -------         -------
       Total liabilities . . . . . . . . . . . . . . .         13,689          15,038
                                                              -------         -------
Shareholders' equity:
   Preferred stock, par value $.01, 2,000,000 shares
     authorized;  none issued and outstanding . . . . .            --              --
   Common stock, par value $.01, 50,000,000 shares
     authorized; shares issued and outstanding
     1995, 18,052,582; 1996, 22,544,881 . . . . . . . .           226             181
   Additional paid-in capital . . . . . . . . . . . . .        77,785          65,821
   Accumulated deficit  . . . . . . . . . . . . . . . .       (52,960)        (50,009)
   Cumulative translation adjustment  . . . . . . . . .        (1,630)         (1,633)
                                                              -------         -------
         Total  . . . . . . . . . . . . . . . . . . . .        23,421          14,360
   Less notes receivable from issuance of
     common stock . . . . . . . . . . . . . . . . . . .        (4,902)            --
                                                              -------         -------
         Total shareholders' equity . . . . . . . . . .        18,519          14,360
                                                              -------         -------
                                                              $32,208         $29,398
                                                              -------         -------
                                                              -------         -------

           See accompanying notes to consolidated financial statements

                                      RETIX
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                   (unaudited)


                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                         SEPTEMBER 30,            SEPTEMBER 30,
                                      ------------------       -----------------
                                      1996          1995       1996         1995
                                      ----          ----       ----         ----
Revenues . . . . . . . . . . . .    $ 8,197       $ 7,509    $23,968      $31,162
Cost of revenues . . . . . . . .      2,244         3,726      7,832       14,113
                                    -------       -------    -------      -------
Gross profit . . . . . . . . . .      5,953         3,783     16,136       17,049
                                    -------       -------    -------      -------
Operating expenses:
  Research and development . . .      2,703         3,719      7,829       10,398
  Sales and marketing. . . . . .      2,966         4,364      8,325       13,464
  General and administrative . .      1,238         1,841      3,608        4,663
                                    -------       -------    -------      -------
    Total  . . . . . . . . . . .      6,907         9,924     19,762       28,525
                                    -------       -------    -------      -------
Loss from operations . . . . . .       (954)       (6,141)    (3,626)     (11,476)
Other income, net  . . . . . . .        362           358        674          677
                                    -------       -------    -------      -------
Loss before provision for
  income taxes  . . . . . . . . .      (592)       (5,783)    (2,952)     (10,799)
Provision for income taxes. . . .        --            --         --           --
                                    -------       -------    -------      -------
Net loss  . . . . . . . . . . . .   $  (592)      $(5,783)   $(2,952)    $(10,799)
                                    -------       -------    -------      -------
                                    -------       -------    -------      -------
Net loss per common and
  common equivalent share . . . .   $ (0.03)      $ (0.32)   $ (0.15)     $ (0.61)
                                    -------       -------    -------      -------
Common and common equivalent
  shares used in computing per
  share amount  . . . . . . . . .    20,723        17,939     20,170       17,849
                                    -------       -------    -------      -------

                See accompanying notes to consolidated financial statements.

                                     RETIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                   1996           1995
                                                   ----           ----
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . .     $(2,952)       $(10,799)
  Adjustments to reconcile net loss to
    net cash provided by (used for)
    operating activities:
      Depreciation and amortization . . . . .      1,208           3,147
      Reserve for returns and bad debts . . .       (595)           (112)
      Changes in operating assets and
        liabilities  (Note 4) . . . . . . . .     (1,180)          3,963
                                                 -------         -------
      Net cash used for operating activities .    (3,519)         (3,801)
                                                 -------         -------

Cash flows from investing activities:
  Increase in short-term investments . . . . .    (1,363)           (158)
  Additions to property and equipment  . . . .      (324)         (1,588)
  Increase in other assets . . . . . . . . . .      (566)           (453)
                                                 -------         -------
    Net cash used for investing activities . .    (2,253)         (2,199)
                                                 -------         -------
Cash flows from financing activities:
  Repayment of long term obligations . . . . .       (62)            (76)
  Proceeds from issuance of common stock . . .     7,107             959
                                                 -------         -------
    Net cash provided by financing activities .    7,045             883
                                                 -------         -------
Effect of exchange rate changes on cash . . . .        1             152
                                                 -------         -------
Net increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . . . .    1,274          (4,965)
Cash and cash equivalents, beginning
  of period . . . . . . . . . . . . . . . . . .    5,518          12,695
                                                 -------         -------
Cash and cash equivalents, end of period  . . .  $ 6,792          $7,730
                                                 -------         -------
                                                 -------         -------

          See accompanying notes to consolidated financial statements.

                                     RETIX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. GENERAL

  The consolidated financial statements include the accounts of Retix and its wholly-owned subsidiaries (the "Company"), including the newly formed subsidiaries for the Company's internetworking business unit and wireless business unit as announced in the second quarter of 1996. All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The Company's fiscal year ends on the Saturday nearest to December 31. For simplicity of presentation, the Company has described the fiscal year ended December 30, 1995 as December 31, 1995 and has described the thirteen weeks ended September 30, 1995 and September 28, 1996 as the three months ended September 30, 1995 and 1996, respectively.

  It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 1995 included in the Company's Annual Report. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results that may be expected for the full year.

2.   CASH AND SHORT-TERM INVESTMENTS

  Cash and short term investments consist of the following (in thousands):

                                          September 30,     December 31,
                                              1996             1995
                                              ----             ----
                                          (unaudited)

     Cash and cash equivalents . . . . .    $ 6,792          $ 5,518
     Short-term investments  . . . . . .     10,796            9,432
                                            -------          -------
                                            $17,588          $14,950
                                            -------          -------
                                            -------          -------

  Cash equivalents consist of short term investments with original maturities of three months or less.

3.  INVENTORIES

  Inventories consist of the following (in thousands):

                                          September 30,     December 31,
                                              1996             1995
                                              ----             ----
                                          (unaudited)


     Raw materials and component parts . .   $  263          $ 1,718
     Work-in-process . . . . . . . . . . .    1,237              491
     Finished goods  . . . . . . . . . . .      750              646
                                            -------          -------
                                            $ 2,250          $ 2,855
                                            -------          -------
                                            -------          -------


  Work-in-process and finished goods inventories consist of material, direct labor and overhead associated with the manufacturing process.

                                     RETIX
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

4. STATEMENT OF CASH FLOWS

  Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities consist of the following (in thousands):

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                   1996           1995
                                                   ----           ----

  Trade accounts receivable  . . . . . . . .   $   (128)         $6,992
  Inventories  . . . . . . . . . . . . . . .        606            (460)
  Prepaid expenses and other current
    assets . . . . . . . . . . . . . . . . .       (374)            294
  Accounts payable . . . . . . . . . . . . .        786            (309)
  Accrued wages and related liabilities  . .        162            (497)
  Accrued restructuring expenses . . . . . .     (2,609)             --
  Deferred revenue . . . . . . . . . . . . .       (135)            (45)
  Other accrued liabilities  . . . . . . . .        512          (2,012)
                                                -------          -------
    Increase (decrease) in operating
      assets and liabilities . . . . . . . .    $(1,180)         $3,963
                                                -------          -------
                                                -------          -------

  Financing and investing activities during the nine months ended September 30, 1995 and 1996 which affected recognized assets or liabilities but that did not result in cash receipts or cash payments were not significant, except as noted in Note 5, Shareholders' Equity.

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

  Notes receivable from issuance of common sftock arose from the exercise of stock options. During the first quarter of 1996, the Board of Directors approved the exercise of stock options held and outstanding by certain key employees and consultants in exchange for promissory notes. The common stock issued upon such exercise of options is subject to repurchase by the Company based upon continuation of the terms of employment or consultancy agreements, with vesting and release from the Company's repurchase right on a cumulative basis from original date of option grant at a rate of 25% one year after the vesting commencement date and 1/48th of the shares subject to the original option in equal monthly installments thereafter. For purposes of computing earnings per share, the common stock issued subject to notes receivable are treated as options and are excluded from the calculation of earnings per share because they are considered antidilutive.

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

    The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I -Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's Annual Report.

RESULTS OF OPERATIONS

    In response to the losses experienced over the past three years, the Company commenced a major reorganization during the fourth quarter of 1995 with an emphasis on focusing resources toward leveraging identified areas of value within Retix's primary lines of business. The reorganization included a significant restructuring of the Company's internetworking business unit, including staff reductions, consolidation within channels of distribution and abandonment of facilities, expansion in the Company's software businesses including the telecommunications management network (TMN) market and wireless data networking in narrowband PCS two-way messaging. While substantial progress was made in support of the Company's development during the first nine months of 1996, ongoing efforts will be required to further strengthen operating results and capitalize on the values within the Company's businesses.

    Although year-over-year annual net revenues have declined in 1996 as compared to 1995, the Company has shown recovery from 1995 to the third quarter of 1996 as it achieved year-over-year quarterly revenue growth of 9.2% and an improvement in gross margins from 50.4% to 67.3% during this period. Additionally, efficiencies gained from the Company's reorganization resulted in the reduction of recurring operating expenses by 30.4% to $6,907,000 in the third quarter of 1996 from $9,924,000 in the same period for 1995. As a result of improving product margins, operating efficiencies and stabilized revenues, the Company's net loss was reduced 89.8% to $592,000, or $0.03 per share, for the three months ended September 30, 1996 as compared to $5,783,000, or $0.32 per share, for the same period of 1995. The Company believes that the margin improvements noted in the first nine months of 1996, the operating expense reductions achieved as a result of the restructuring initiated in October 1995, and the $17,588,000 in cash and short-term investments as of September 30, 1996 provide financial support for the Company's ongoing operations.

    NET REVENUES. Net revenues increased 9.2% to $8,198,000 for the three months ended September 30, 1996 as compared to $7,509,000 for the same period in 1995. However, net revenues for the nine months ended September 30, 1996 decreased 23.1% to $23,968,000 from $31,162,000 for the same period in 1995. The increase in revenues for the three month period ended September 30, 1996 reflects overall growth in the Company's software product offerings within its TMN and wireless data networking businesses. The decrease in revenues for the nine month period reflects overall decreases in internetworking revenues during the first six months of 1996 as compared to the same period in 1995. Revenues generated by the Company's TMN software product lines increased 24.2% to $3,767,000 and 18.7% to $10,376,000 during the three and nine month periods, respectively, ended September 30, 1996 as compared to the same periods in 1995. Sales of internetworking products declined 20.7% to $3,397,000 and 40.9% to $11,634,000, respectively, for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. Revenues generated by the Company's wireless data products for the three months ended September 30, 1996 increased 447% to $1,033,000 and decreased 28.4% to $1,958,000 for the nine months ended September 30, 1996, as compared to the same periods during 1995.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Demand for the Company's telecommunications management network (TMN) products sold through its subsidiary, Vertel, increased in the third quarter and first nine months of 1996 as compared to the corresponding three and nine month periods of 1995. This trend is a result of an ongoing effort to increase Vertel's share of the emerging TMN market by providing embedded software, tools and management products for integration into telecommunications service providers' network management environments. In support of this effort to expand market share, Vertel added several key new licensees and extensions of existing licenses for deployment of its TMN technology by telecommunications equipment manufacturers and software infrastructure providers during the third quarter. Vertel also announced joint product development efforts with Tandem and Versant Object Technologies during the third quarter of 1996. Sales of TMN-based products and services accounted for 46.0% and 43.3%, respectively, of Vertel's net revenues during the three and nine months ended September 30, 1996. The emerging demand for TMN software solutions is driven by telecommunication network deregulation and the demand for increased network bandwidth. Vertel's current products offer network management software with built-in TMN support to standardize the interface between carrier network management systems and devices within a service provider's network. Increased Vertel revenues will be primarily dependent on market acceptance of TMN architecture specifications in carrier network management environments and Vertel's ability to form strategic relationships with key service providers and supporting equipment manufacturers.

    Wireless data product revenues for the third quarter of 1996 totalled $1,033,000 and reflect increasing sales compared to both the immediately preceding quarter and the same period in 1995. The increase in wireless data product revenues during the third quarter of 1996 was attributable to the development of mobile data and messaging software products which provide consumers the ability to transfer data over wireless markets. Previously, the Company focused on contracts which generated nonrecurring engineering project revenues during 1995. The decrease in revenues during the first nine months of 1996 as compared to 1995 was the result of a significant nonrecurring sale of a source license from the Company's CDPD product line in the first half of 1995. This sale marked the completion of a significant nonrecurring engineering project contract. During 1996, the Company has announced enhancements to its wireless data technology for narrowband PCS based software applications, including network management system applications which enable wireless communications providers to expand service offerings within the two-way messaging marketplace.

    Software product revenues, including from TMN and wireless data products, may continue to fluctuate from period to period due to nonrecurring software license agreements or royalties derived from these agreements or certain government contracts in addition to the size and timing of license fees closed during the quarter. Additionally, there can be no assurance that software product markets will attain broad acceptance or generate long-term growth opportunities in line with the Company's past performance or future objectives.

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

    Sales of internetworking products declined 20.7% to $3,397,000 and 40.9% to $11,634,000, respectively, during the three and nine months ended September
30, 1996 as compared to the same periods of 1995. Router, bridge and Ethernet switch product revenues declined 43.6%, 38.1% and 19.1%, respectively, during the nine months ended September 30, 1996 as compared to the same period of 1995. The declines noted in internetworking product sales reflect the decrease in demand for internetworking products within Europe and Asia Pacific as products have matured in the marketplace. During the third quarter of 1996, the Company released the 7223 and 7224 ISDN routers and an ISDN card for the Company's 7500 series routers for the European market.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    There can be no assurance that the Company's internetworking products will attain broad acceptance or generate long term growth opportunities. The Company plans to leverage its technologies in routing combined with bridging and Ethernet switching to develop integrated solutions which capitalize on industry available components and are standards-based, upgradable and expandable. As the Company transitions its internetworking business to this new product-line, certain of its legacy products and long-term product programs are likely to enter end-of-life. There can be no assurance as to the success of the Company's new intenetworking products or their ability to offset maturation of legacy internetworking products with increased revenues. Furthermore, greater marketing and distribution resources of larger competitors, increasing price pressures and delays in releasing new products and features have affected the Company's ability to gain or retain market share in previous periods. Increased internetworking revenues will be primarily dependent on the success of the Company with regard to enhancing its presence in the rapidly evolving networking markets through the development of efficient channels of product distribution and innovative products.

    Sales to third party customers outside of North America comprised approximately 45.3% of net revenues for the nine months ended September 30, 1996 as compared to 54.3% for the same period in 1995. The Company's high percentage of sales to customers outside of North America has historically been due primarily to relatively strong demand for internetworking products within Europe and Asia Pacific and to relatively strong international demand for its TMN and OSI technology software.

    GROSS MARGIN. Cost of revenues consists primarily of manufacturing costs (material, labor, packaging, documentation and overhead) and, to a lesser extent, royalties paid under licensing agreements and warranty costs. Gross margin increased to 72.6% and 67.3% of net revenues for the three and nine months ended September 30, 1996, respectively, from 50.4% and 54.7% for the same periods in 1995. The increase in gross margin was attributable primarily to a shift in revenue mix toward software-based products which have significantly higher gross margins than engineering services or internetworking products. Software product revenues accounted for 58.6% and 51.5% of total revenues for the three and nine months ended September 30, 1996, respectively, as compared to 42.9% and 36.8% for the same periods in 1995. In addition, the increase in gross margin was attributable to further progress in the reduction in excess capacity and associated costs of the Company's manufacturing operations. The Company is transitioning to an outsourcing strategy for the manufacture of its products during 1996. Failure to complete this transition on a timely basis or any difficulties experienced by the Company's manufacturing partners, on which the Company could become solely dependent for the supply of its products, could adversely affect the Company's operating results. The Company anticipates continued pricing pressures within its internetworking product areas, and while the Company is responding with reductions in manufacturing overhead and product costs as well as changes to pricing structures and distribution strategies, margins may decline in future periods.

    RESEARCH AND DEVELOPMENT. The Company continues to make significant investments in research and development to expand its expertise in TMN and wireless data technologies, to develop new internetworking products and to support its product offerings. The major components of research and development expenses are engineering salaries, employee benefits and associated overhead. For the three months ended September 30, 1996, the Company's research and development expenses decreased 27.3% to $2,703,000 as compared to $3,719,000 for the same period in 1995. For the nine months ended September 30, 1996, the Company's research and development expenses decreased 24.7% to $7,829,000 as compared to $10,398,000 for the same period in 1995. The decrease in research and development expense for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 is primarily due to reductions in spending within the Company's internetworking business unit due to consolidation of facilities and realignment to more efficient staffing levels as a result of the restructuring activities announced and executed in late 1995. This decrease was offset by a reduction in customer reimbursements for engineering costs in connection with nonrecurring engineering projects. As a percentage of revenue, research and development expenses were 33.0% and 32.7% for the three and nine months ended September 30, 1996, respectively, as compared to 49.5% and 33.4% for the same period in 1995. The Company expects to continue significant investments in the development of new products and feature enhancements to existing product lines.

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

    SALES AND MARKETING. Sales and marketing expenses decreased 32.0% to $2,966,000 for the three months ended September 30, 1996 as compared to $4,364,000 for the same period in 1995. For the nine months ended September 30, 1996, sales and marketing expenses decreased 38.2% to $8,325,000 as compared to $13,464,000 for the same period in 1995. The significant decrease in the absolute spending for sales and marketing and the decrease of such expenses as a percentage of revenue in the third quarter of 1996 as compared to the same period of 1995 reflect efforts to restructure the Company's internetworking sales and marketing activities, including the consolidation of field sales offices, streamlining of sales organizations and elimination of other nonperforming selling infrastructure costs worldwide. Partially offsetting these efficiencies was the increased staffing of sales and marketing functions by Vertel during the three months ended September 30, 1996. Sales and marketing expenses as a percentage of net revenues decreased to 36.2% and 34.7% for the three and nine months ended September 30, 1996, respectively, as compared to 58.1% and 43.2% for the same periods in 1995.

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

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 32.8% to $1,238,000 for the three months ended September 30, 1996 as compared to $1,841,000 for the same period in 1995, and decreased 22.6% to $3,608,000 for the nine months ended September 30, 1996 as compared to $4,663,000 for the same period in 1995. The decrease in absolute spending for general and administrative services in the first nine months of 1996 as compared to the same period of 1995 is primarily attributable to the net effect of headcount reductions and elimination of non-critical infrastructure costs worldwide in connection with restructuring efforts executed in late 1995 related to the Company's internetworking business unit, partially offset by increases in spending by the Company's Vertel and Wireless subsidiaries. General and administrative expenses as a percentage of net revenues decreased to 15.1% for the three months ended September 30, 1996 as compared to 24.5% for the same period of 1995. General and administrative expenses remained relatively unchanged at 15.1% of net revenues for the nine months ended September 30, 1996 as compared to the year earlier period despite a 23.1% decrease in net revenues.

    LOSS FROM OPERATIONS. The Company's loss from operations decreased 84.5% to $954,000 for the three months ended September 30, 1996 as compared to $6,141,000 for the same period in 1995. Additionally, the Company's loss from operations decreased 68.4% to $3,626,000 for the nine months ended September 30, 1996 as compared to $11,476,000 for the same period in 1995 despite a 23.1% decline in revenues. The reductions achieved in losses from operations were due to an increase in gross margin percentages and significant decreases in operating expenses as a result of the restructuring activities within the Company's internetworking business unit. Total operating expenses decreased 30.4% to $6,907,000 for the three months ended September 30, 1996 as compared to $9,924,000 for the same period in 1995, and decreased 30.7% to $19,762,000 for the nine months ended September 30, 1996 as compared to $28,525,000 for the same period in 1995.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    In 1994, 1995 and the first nine months of 1996, the Company experienced operating losses and a decrease in revenues from the results of the prior year. There can be no assurance that the Company will be able to regain profitability or resume or maintain revenue growth on a quarterly or annual basis. The Company's expense levels are based in part on its expectation of future revenues. As a result of failure to meet these expectations, the Company has had to undertake several reorganizations in the past, including in 1995. Delays in new product introductions or product enhancements or the introduction of products that are not successful in the market could adversely affect the Company. If revenues are below expectations, results of operations may be adversely affected.

    OTHER INCOME. For the three months ended September 30, 1996 other income, consisting of interest income, net of interest expense, currency gains and losses, investment income and various other items remained relatively unchanged at $362,000 as compared to $358,000 of the same period of 1995. For the nine months ended September 30, 1996, other income remained relatively unchanged at $674,000 as compared to $677,000 for the same period of 1995.

    PROVISION FOR INCOME TAXES. The Company recorded no provision for income taxes on a loss before income taxes of $592,000 in the third quarter of 1996 and $2,951,000 for the first nine months of 1996. A valuation allowance against the total amount of net deferred tax assets has been established. As a result of the increase in the valuation allowance, the Company has net deferred tax assets of approximately $23,000,000 for which no benefit has been provided at September 30, 1996. These net deferred tax assets will be realized to the extent that the Company operates profitably in the future during the respective carryforward periods.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996 the Company's principal sources of liquidity consisted of $17,588,000 in cash, cash equivalents and short-term investments. The Company's cash management system includes a sweep account which enables the Company to consolidate its operating cash into a central account daily and advance cash to its subsidiaries to fund operating cash requirements.

    Cash, cash equivalents and short-term investments increased 17.6%, or $2,638,000, during the nine months ended September 30, 1996. The increase in cash is primarily attributable to a $7,107,000 capital infusion from a private placement of the Company's Common Stock and the exercise of stock options by employees and consultants during the nine months ended September 30, 1996.

    The use of cash for operations was attributable primarily to the loss from operations of $2,952,000 for the nine months ended September 30, 1996. The largest component of the use of cash from operations was $2,609,000 in payments for restructuring activities within the internetworking business unit. The restructuring activities, announced in October 1995, called for streamlining of specific sales channels, territories and product lines, and included costs of elimination of excess manufacturing capacity, inventory reductions related to product line and distribution streamlining, facility and asset consolidation, employee severance pay and other related charges.
The restructuring plan entailed work force reductions of 108 employees within manufacturing, engineering, sales, marketing and administration, as well as the disposition of various sales, service and engineering facilities. As of September 30, 1996, $4,458,000 of the restructuring costs had been paid and substantially all reserves related to the write down of inventories and fixed assets have been utilized. Also, as of September 30, 1996, 103 positions had been eliminated while the remaining reserves relating to severance totaled $366,000. Facility reduction costs include the lease cost of vacated space for the estimated period of time required to sublet the facilities. Of the $1,720,000 in facility related reserves remaining as of September 30, 1996, $520,000 are classified as a short term obligation. The Company is finalizing negotiations to sublease or cancel all remaining lease terms for affected facilities. Other restructuring reserves remaining as of September 30, 1996 totaled $840,000 and primarily related to costs associated with customer returns, consolidation of repair depots and warranties. In the fourth quarter of 1996, the Company plans to analyze the remaining accruals in order to determine disposition of such reserves.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The Company believes that the quarterly cost reductions gained as a result of the 1995 restructuring and the $7,107,000 capital infusion resulting from the private placement of the Company's Common Stock and exercise of stock options during the nine months ended September 30, 1996 along with existing sources of liquidity, capital resources and funds from operations will satisfy the Company's anticipated cash needs for at least the next twelve months.
From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources.

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

        None


ITEM 5. OTHER INFORMATION

       None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS

       None.

  (b)  REPORTS ON FORM 8-K

       None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RETIX
                                      (Registrant)



Date:  November 12, 1996              /S/  Steven M. Waszak
                                      ---------------------------------
                                      Steven M. Waszak
                                      Vice President of Finance and
                                      Administration and Chief Financial
                                      Officer (Principal Financial and
                                      Accounting Officer)