Form 10-K405
period 1996-12-28
RETIX
filed 1997-02-14
CIK 880458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON  D. C. 20549
                             -----------------------

                                    FORM 10-K
(MARK ONE)
               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 1996

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from        to
                                              -------     -------

                         Commission File Number  0-19640
                   -------------------------------------------
                                      RETIX
             (Exact name of Registrant as specified in its charter)

          CALIFORNIA                                        95-3948704
(State or other jurisdiction of                             I.R.S. Employer
 incorporation or organization)                           Identification No.

                          4640 ADMIRALTY WAY, SUITE 600
                        MARINA DEL REY, CALIFORNIA  90292
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (310) 828-3400

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                               YES  X    NO
                                   ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

As of January 27, 1997 the aggregate market value of voting stock held by non-affiliates was approximately $87,160,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 27, 1997 there were 22,597,670 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

       (1) Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 15, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             INTRODUCTORY STATEMENT

     Except for the historical information presented, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties, including the size and timing of license fees closed during the fiscal year, the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter which makes forecasting difficult and subject to a substantial risk of variance with actual results, the timely development and acceptance of new and enhanced TMN-based, ATM-access and wireless software products in existing and new markets, the acceptance of new technologies like TMN, ATM and pACT, the impact of competitive products and pricing, ability of Retix and its subsidiaries (collectively, the "Company" or "Retix") to realize the desired results of its reorganization, the ability to attract and retain qualified key personnel and the other risks detailed from time to time in the Company's public disclosure filings with the U.S. Securities and Exchange Commission (SEC). Copies of such filings are available upon request from Retix's Investor Relations Department.


                                     PART I
ITEM 1.   BUSINESS

GENERAL

     Retix is a supplier of networking solutions for telecommunications carrier and enterprise networks. The Company focuses on three market sectors: internetworking products for enterprise networks as well as broadband access equipment supplied to telecommunications service providers; network management software solutions enabling seamless operation and management of carrier networks and equipment over diverse transmission media and protocols; and networking infrastructure software installed by wireless carriers that enables mobile users to send and receive data over cellular and Personal Communications Service (PCS) networks. During 1996, the Company completed the reorganization of its operations into three subsidiaries specializing in each of these areas of business: the internetworking business unit; the TMN business unit; and the wireless data business unit. References made in this report to the "Company" or "Retix" generally include the operations of all subsidiaries except where otherwise specifically described.

     Historically, Retix has primarily focused on the development and marketing of products designed to serve the needs of the enterprise network customer and telecommunications infrastructure and equipment providers. The Company has recently expanded its strategy to leverage its core enterprise networking strengths in routing, switching, wireless data and network management technologies to develop and market products for the telecommunications service and carrier market.

     In the internetworking sector, the Company supplies high-performance routing and distributed switching products that enable organizations to consolidate networks, link branch offices and remote sites, provide wide area network access and improve enterprise network performance. The Company's broadband access products, with new equipment offerings and future product strategies announced in December 1996, enable telecommunications service providers to offer high speed interconnection services that link corporate LANs, voice and video systems. The Company's Vertel business unit develops and markets software solutions for the management of telecommunications elements and systems which enable full standards-based management functionality of complex public telecommunications networks through implementation of the TMN (telecommunications management network) model. In the wireless infrastructure software area, the Company is a pioneer in wireless data communications technology enabling service carriers to provide users mobility in data transfers on cellular networks.

     The Company is a California corporation incorporated in 1985. The Company's principal offices are located at 4640 Admiralty Way, Suite 600, Marina del Rey, California 90292 and its telephone number is (310) 828-3400.

INDUSTRY BACKGROUND

     In the 1990's, the networking environment both within the corporate enterprise and among telecommunications carriers has increased dramatically in complexity and performance. Bandwidth requirements have escalated, driven by the proliferation of computers, higher graphical content of information, the explosive growth of the Internet and the deployment of new client/server applications. In addition, the proliferation of laptop computers, mobile users and small office/home office computers has generated new networking requirements for wireless data communications and remote access. Telecommunications carriers have responded by deploying new networking technologies within their infrastructure that enable the provision of flexible high performance data communications services such as ATM (Asynchronous Transfer Mode), cellular and PCS services. In addition, within this increasingly complex and competitive environment, remote network management has become a critical tool for carriers that must supply a variety of high performance digital services meeting user requirements for quick installation, remote configuration and reliability. Telecommunications and enterprise networking have become two of the world's largest and fastest growing sectors in the networking industry.

STRATEGY AND PRODUCTS

     Retix's strategy is to leverage its core routing, switching, wireless data and network management technology strengths to develop and market products for its primary markets: the telecommunications carrier market and the enterprise network market. The Company's corporate strategy is to focus efforts on maximizing its opportunities over the long term, while managing expenses in the short term. The Company believes that further market development and broader industry acceptance of its products and technologies will improve predictability in the Company's business performance and operating results. The Company expects that it will continue in the investment mode through at least the first half of 1997.

     The Company's products are founded upon its advanced routing and distributed switching platforms, comprehensive TMN-based network management software modules and wireless data technology. Retix's products include: (i) broadband access devices and internetworking products that provide LAN and WAN connectivity; (ii) software solutions which provide integrated implementation of the network element, element management and service management layers of the telecommunications management infrastructure set forth in the TMN specifications; and (iii) wireless data solutions consisting of mobile data and messaging software products within the infrastructure of a wireless data network.

INTERNETWORKING BUSINESS UNIT

     Retix's internetworking business unit has historically targeted the market for enterprise bridging, routing and switching products that interconnect corporate LANs. Starting in 1988, the Company initially served the early corporate internetworking market with bridging solutions that provided simple interconnection between LANs. Over time, the Company's product line evolved and expanded to include multiple internetworking technologies encompassing both the LAN and the WAN requirements of the corporate enterprise. By the mid-1990's the Company had developed broad expertise in bridging, switching, multiprotocol routing, frame and cell technologies, and network management.

     The early revenue growth achieved by the Company in the enterprise networking marketplace was later followed by a decline in revenue starting in 1993. However, the company recently has expanded beyond the corporate internetworking market to address the growing gap at the edge of enterprise networks by enabling service providers to offer broadband services to corporate users. In today's competitive carrier marketplace, service providers are competing to capture the business customer by providing tailored, cost-effective and high-bandwidth services that seamlessly connect to corporate enterprise networks. Increasingly, these services are based upon ATM. Drawing upon the Company's core competencies in internetworking, the Company's strategy is to eliminate the bandwidth bottleneck that plagues today's enterprise networks by enabling telecommunications service providers to extend broadband services to corporate users. The Company has recently introduced its first ATM access products, designed to enable carriers to offer transparent, high speed LAN interconnection services to corporate users over ATM facilities.

     The internetworking business unit initially entered the telecommunications service provider market in 1995 with the introduction of the MetroLAN product line, which was designed to supply an interface between carriers' DS3 facilities and corporate LAN's, enabling carriers to offer a transparent LAN interconnection service. With a goal of extending its existing presence in high bandwidth service provider access solutions, the Company has recently expanded its MetroLAN access product family to include ATM as well as non-ATM access.
The Company's current MetroLAN product line is specifically targeted at data-oriented broadband access services such as Transparent LAN Service (TLS) and Internet access. The Company is also completing the development of a new generation of broadband access products. These products will provide high-speed multimedia access solutions, transparent multimedia services (TMS), that not only address the TLS and Internet access markets, but also aggregate broader high speed traffic such as voice and video. Using ATM switches and the Company's access products, a service provider can offer a turnkey service that interconnects voice and video networks as well as enterprise LANs at fully native speeds with a subscriber-to-network interface provided by standard PBX, video, Ethernet, Fast Ethernet, Token Ring or FDDI ports.

     As voice and video are added to the broadband access services market, carrier requirements for broadband access are expected to intensify and broaden in scope. At the same time, carriers will require more cost-effective solutions for the increasingly competitive local loop environment. To meet these needs, the internetworking business unit has developed an open systems architecture that strategically leverages technology's highest performance standards while also delivering low cost. This new platform, the Open Internetworking Architecture-TM- (OIA)-TM-, centers around the Intel Pentium processor and the PCI bus to provide performance, low cost and flexibility. The Company will provide the network management required for carrier-class products, incorporating a Web browser device management interface with support for legacy Telnet, SLIP and SNMP protocols. The OIA platform leverages the third-party development resources and volume manufacturing already deployed for computer markets. The internetworking business unit's family of broadband access product will be based on OIA and are targeted for initial introduction during the first half of 1997, with subsequent upgrades and volume production slated for the second half of 1997 and beyond. See "Risk Factors - New Products and Technological Changes."

     The Company's enterprise networking and broadband access products are marketed directly to service providers and original equipment manufacturers
(OEMs), and indirectly to end-users and service providers through Value Added Resellers (VARs), distributors and systems integrators (collectively, Resellers). The Company's OEM agreements provide either for the private labeling and resale of the Company's internetworking products, or the custom modification of the Company's internetworking products. The Company's United States, Pacific Rim and Latin American sales regions for its internetworking products are managed from its headquarters in Southern California and three sales offices throughout the United States. The Company also serves internetworking customers located in the United Kingdom and the remainder of Europe, the Middle East and Africa from its United Kingdom sales and technical support facility.

     Internetworking business unit revenues represented approximately 48.1%, 59.9% and 60.0% of net corporate revenues for fiscal years 1996, 1995 and 1994, respectively. As a percentage of fiscal year revenues, enterprise networking product revenues are decreasing as carrier access product revenues increase. Through fiscal 1994, substantially all of the internetworking business unit's product revenues were from sales of enterprise networking products. The Company is currently completing the final phases of certain large end-user installation programs in the United States based upon its enterprise networking products.
The Company is experiencing continuing demand for its enterprise networking products through its distribution channels, particularly in international markets. Specifically, the Company has introduced new product features and appointed new resellers in the European, Middle East and African market (EMEA) to support the ongoing demand for existing products. During the fourth quarter, the Company announced it had extended its RX7220 branch routers to include basic rate ISDN for the European market. The Company intends to appoint only the top distributors in the EMEA market who can provide excellence in technical support and customer service.

VERTEL BUSINESS UNIT

     In 1995, Vertel migrated its focus from mature OSI related product lines developed by the Company since its inception in 1985 to emerging telecommunications management network ("TMN") software-based products. Vertel is specifically dedicated to the needs of telecommunications carriers for standards-based network management solutions. The Company's primary strategy is to increase its share of the developing TMN market through extending technology leadership, early introduction of leading-edge products, solutions integrated directly into the customer's environments and the development of strong strategic relationships with key industry members.

     Vertel develops, markets and supports vertically integrated, object-oriented software solutions for the management of public telecommunications networks. Vertel's solutions, which are based upon the International Telecommunications Union's telecommunications network management standard, support seamless network operation and management over diverse transmission media and protocols. Vertel believes that it offers the only commercially available, fully-interoperable suite of products and tools that span the network element, element management, network management and services management layers of the TMN model.

     Vertel's products are designed to reduce network management costs by automating critical network management functions and to derive incremental revenue by enabling the more rapid deployment of advanced services. Vertel's TMN products consist of embedded software for network equipment, software that allows telecommunications service providers to integrate proprietary or SNMP-based network management systems with a TMN standards-based solution and object-oriented software platforms that facilitate the rapid development of network and service management applications and features such as fault detection and automatic response, remote improvement of network configuration, automation of accounting and billing functions, optimization of network traffic and security. Vertel believes that its TMN solutions allow enhanced communications among service providers and with customers by enabling telecommunications service providers to develop and deploy systems that manage new and existing services across multiple service providers while preserving their existing network investments, and enable network operators to develop and deploy systems to manage services from multiple service providers. Vertel also provides professional services to implement and maintain a complete TMN-based solution efficiently, including system engineering, application development and technical support.

     Vertel believes that the broad adoption and deployment of TMN will be key to its success. Vertel believes that the adoption of TMN will depend, in part, upon the ability of service providers to quickly and cost-effectively implement TMN solutions. Vertel will continue to target telecommunications service providers and network equipment manufacturers for adoption of its TMN solutions, and at the same time commit substantial resources to the promotion of the TMN standard for telecommunications network management solutions. To date, leading service providers and equipment manufacturers that have deployed Vertel's technology include US West Communications, Inc., GTE Service Corporation, British Telecom and Telenor (Norway).

     Vertel's TMN software is licensed directly to telecommunications service providers, equipment manufacturers and network management platform providers, and through software systems integrators to large end users. Vertel derives revenue from license fees and royalties from its software products, professional services and technical support services, including maintenance. Vertel generally licenses source code to its customers. Customers may distribute binary or embedded versions of Vertel's software in their products. Revenue from license fees generally is recognized upon shipment of the source code and corresponding royalties from the distribution of binary or embedded versions of the software can be earned in future periods. See "Notes to Consolidated Financial Statements - Note 2 - Revenue Recognition." Vertel sells its products in the United States and internationally primarily through a direct sales organization of highly technical sales people. In addition, Vertel plans to continue to license source code to service providers, network equipment manufacturers and independent software developers with a right to distribute products, services and applications based on such source code in exchange for royalty payments. Vertel's distribution strategy is designed to establish its TMN solutions as the premier TMN products, and to accelerate the adoption of TMN generally.

     Vertel is headquartered in Woodland Hills, California, and has established, in addition to three sales offices in the United States, local sales offices in Belgium, United Kingdom and Ireland to serve its European customer base as well as Japan and Korea to address the emerging markets and key customers in the Pacific Rim.

     Vertel was incorporated as a subsidiary of Retix in June 1995 and began conducting business as a separate entity in February 1996. Revenues from Vertel's TMN and OSI related product lines represented approximately 42.6%, 32.1%, and 33.2% of the Company's net revenues for the fiscal years 1996, 1995 and 1994, respectively.

WIRELESS DATA BUSINESS UNIT

     Retix's strategy in wireless data solutions is to continue the development and installation of mobile data and messaging software products to provide mobile users with the ability to transfer data over wireless networks.

     In 1993, the Company entered the market for cellular-based wireless data products after adapting its OSI-based software for the needs of the cellular digital packet data (CDPD) market. The Company is a leading vendor in the market for wireless data communications software and equipment through its wireless data subsidiary. Its Mobile Data-Intermediate System (MD-IS) provides the core infrastructure switching element enabling data transfers via CDPD. MD-IS, which ensures data continuity, accuracy and security, first shipped in 1994. Subsequently, the Company developed and marketed other central site components including the Accounting Server (AS) and Network Management System (NMS) specified in the CDPD system. The Company has sold its CDPD system to, among others, McCaw Cellular (now AT&T Wireless Services, Inc.), Airtouch Communications and Korea Mobile Telecom, which was the first international carrier to enter the wireless data services market. The Company also signed an agreement with Ericsson Inc., a leading telecommunications system integrator, to include the Company's CDPD Infrastructure products as a component of Ericsson Inc.'s wireless data network integration offerings.

     In 1995, the Company's wireless data business unit gained entry into the two-way paging marketplace as AT&T Wireless Services selected the Company as the sole supplier of the pACT Data Intermediate System (PD-IS). PD-IS provides the core infrastructure enabling two-way message transfer over narrowband Personal Communications Services (N-PCS) networks that are now being deployed across the U.S. PD-IS conforms to the Personal Air Communications Technology (pACT) standard which is the basis of the AT&T Wireless narrowband PCS network. The Company has been a key architectural contributor to the pACT protocol, which provides guaranteed message delivery and optimized spectrum utilization for PCS carriers. Among the routing and management functionality provided by PD-IS is message switching, encryption, user authentication and roaming.

     In the first quarter of 1996, the Company formally introduced its N-PCS messaging product family, including the IMpACT PD-IS Messaging Switch, the industry's first product delivered in support of the pACT specification. Also in the first quarter of 1996, the Company was awarded a multi-million dollar contract to supply Ericsson Inc. with its IMpACT Messaging Switch and other pACT central site infrastructure products, enabling Ericsson Inc. to deliver turn-key messaging solutions to N-PCS carriers. The Company further expanded its pACT narrowband PCS market position during 1996 with the signing of a reseller agreement with PCSI, formerly a subsidiary of Cirrus Logic, and now a subsidiary of ADC Telecommunications. In addition, the Company has developed enhancements to its wireless data technology for narrowband PCS based software applications, including network management system applications which enable wireless communications providers to expand service offerings within the two-way messaging marketplace.

     The Company's wireless data business unit strategy is to continue to pursue opportunities in the cellular and PCS markets, while also pursuing private wireless applications specialized for internal corporate use. In this regard, the Company signed a reseller agreement with M/A-Com in the fourth quarter of 1996.

     Revenues from wireless data product lines represented approximately 9.3%, 8.0%, and 6.8% of net revenues for the fiscal years 1996, 1995 and 1994, respectively. To date, substantially all of the Company's wireless data revenues have been derived from pilot installations of its wireless data software solutions. In the fourth quarter of 1996, the Company shipped its first CDPD system for deployment in a commercial environment. In addition, the Company's IMpACT product line for PCS networks is now being deployed by AT&T Wireless Services as it builds out its pACT network, scheduled for commercial launch in late 1997.

     The Company's wireless data products are marketed directly to OEMs, and indirectly to end-users through VARs, distributors and systems integrators. Retix's wireless data business unit serves its worldwide customer base from its headquarters in Southern California.

SALES, MARKETING AND CUSTOMERS

     The Company markets its products to telecommunications service providers, telecommunications equipment manufacturers and end users through its direct sales force located in the United States, Europe, Korea and Japan and multiple distribution channels. The Company's direct sales force is supported by a network of Value Added Resellers ("VARs"), distributors and systems integrators located throughout the world.

     The Company currently transacts business in U.S. currency worldwide, except for the United Kingdom where certain products and services are sometimes sold in local currency. International sales totaled approximately 51.1%, 54.1%, and 53.6% of net revenues for each of the fiscal years 1996, 1995 and 1994. See "Risk Factors - International Sales and Operations" and "Currency Fluctuations."

     Historically, the Company has not had significant backlog because it fills substantially all orders within 30 days after receipt of a firm purchase order.

CUSTOMER SERVICE AND SUPPORT

     The Company provides customer service and support through systems engineers, training instructors and administrative support personnel located in the United States and Europe. Service activities include extensive product training, software update and maintenance services provided to TMN and wireless data software licensees, installation and maintenance services for end-user products, and professional services consulting. The Company also offers several customer support programs including its "Hot Spare" program for its internetworking products, which provides overnight replacement in the event of hardware failures. The Company's Resellers and OEMs provide service and support to customers, with secondary support from the Company as required.

     The Company warrants software for 90 days, and hardware products for one year. To date, the Company has not encountered any significant product maintenance problems. See "Risk Factors - New Products and Technological Changes."

RESEARCH AND PRODUCT DEVELOPMENT

     The Company believes that its future success depends in large part on its ability to enhance existing products and to develop new products in order to maintain technological competitiveness and meet a wide range of customer needs. Accordingly, the Company intends to continue to make substantial investments in product development activities. The Company's product development strategy is to develop products that build upon the Company's technological assets for emerging markets. The Company's current research and development programs include developing new internetworking products, including multimedia broadband access products utilizing the OIA platform. The Company also continues to invest significant resources in developing a comprehensive offering and integrated implementation of TMN standards-conformant network management software products of stacks, agent and manager toolkits and object compilers. Extension of the Company's wireless data communications technologies include ongoing development of its MD-IS, PD-IS and network management software product lines. The Company's primary research and development facilities are located in Southern California, with additional facilities in Ireland and the United Kingdom. See "Risk Factors - New Products and Technological Changes" and "Competition."

     In fiscal years 1996, 1995 and 1994, the Company's research and development expenditures were approximately $10,534,000, $13,725,000, and $11,221,000, respectively.

MANUFACTURING

     In conjunction with the restructuring of the internetworking business unit announced in 1995, the Company outsourced its manufacturing operations and subleased its manufacturing facilities to turnkey vendors in 1996 in order to obtain the benefits from larger economies of scale. See Item 2- "Properties." Currently, manufacturing operations consist primarily of system level test and quality control.

PROPRIETARY RIGHTS AND LICENSES

     The Company currently has one patent application pending, holds no other patents and a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect its proprietary technology. In addition, as part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners and limits access to and distribution of its software, documentation and other proprietary information. However, because the computer networking and telecommunications industries are characterized by rapid technological change, the Company believes its success is more dependent upon its continuing technical expertise and relationships with customers. See "Risk Factors - Risks Associated with Intellectual Property."

RISK FACTORS

     The following risk factors should be considered carefully in addition to the other information contained in this document in evaluating the Company and its prospects:

     NEW PRODUCTS AND TECHNOLOGICAL CHANGES; DEPENDENCE UPON NEW PRODUCTS; REGULATION. The markets for the Company's products are characterized by rapidly changing technology and frequent new product introductions. Accordingly, the Company believes that its future success will depend on its ability to enhance its existing products and to develop and introduce in a timely fashion new products that achieve market acceptance. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support such products successfully or that the Company will be able to respond effectively to technological changes, industry standards revisions or product announcements by competitors. Delays in new product introductions or product enhancements, or the introduction of unsuccessful products, could adversely affect the Company. The Company's revenues are dependent on, among other things, the acceptance of these products by customers, and no assurance concerning their acceptance can be given. From time to time, the Company may announce new products, capabilities or technologies that have the potential to replace the Company's existing product offerings. There can be no assurance that announcements of new product offerings will not cause customers to defer purchasing or licensing existing Company products, adversely affecting the Company. See "Business-Strategy and Products" and "Research and Product Development."

     The Company has, from time to time, experienced delays in the development of new products and the enhancement of existing products. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's enhanced or new products will adequately address the changing needs of the marketplace. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company expects that new products and related services will account for a substantial portion of its revenues in the foreseeable future. As a result, factors adversely affecting the pricing of or demand for broadband access products, TMN software or wireless data products, such as competition for new products, lack of customer acceptance of the Company's products, or failure of the Company to develop and introduce new and enhanced versions of its products on a timely basis, could have a material adverse effect on its business, operating results and financial condition. The historical financial results presented herein reflect declines in revenue and net income for the past five years resulting primarily from lower sales of its traditional enterprise networking and OSI products. There can be no assurance of an increase in revenues and net income attributable to the Company's new broadband access-based or TMN-based products, or that such increase, if any, will offset the declines attributable to the Company's other product lines. See Item 6 - "Selected Consolidated Financial Data."

     The telecommunications industry is subject to regulation in the United States and other countries, and the Company's customers could be required to receive regulatory approvals in conducting their businesses. The enactment by federal, state or foreign governments of new laws or regulations or change in the interpretation of existing regulations could adversely affect the Company's customers, and thereby affect the Company's business, operating results and financial conditions.

     PARTICIPATION IN EMERGING MARKETS. As part of its corporate strategy, the Company has targeted emerging markets in the early stage of their development, including the ATM, TMN and wireless data markets. There can be no assurance that these markets will attain broad acceptance or generate long-term growth opportunities in line with the Company's objectives. The Company believes that the broadband access, TMN and wireless data markets will take years to develop and that development of the markets will require the availability of a sufficient number of high quality, commercially successful communications applications. Widespread adoption of the TMN standard also will depend on the availability of communications stacks, information models and applications suites that allow telecommunications equipment manufacturers and service providers to implement TMN in their products. The Company cannot predict the size of the market or the rate at which the market will grow. If the markets fail to grow, grow more slowly than anticipated, or become saturated with competitors, the Company's business, financial condition and results of operations would be materially adversely affected. See "--Competition," "Business-Strategy and Products," and "--Research and Product Development."

     SUBSTANTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS, FUTURE OPERATING RESULTS UNCERTAIN. A significant portion of the Company's software revenues have been, and will continue to be, along with the Company's new broadband access products, derived from substantial orders placed by large organizations after extended evaluation. The timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company's quarterly operating results have in the past and will in the future vary significantly depending upon factors such as the timing of significant orders and shipments, the lengthy sales cycle of the Company's products, capital spending patterns of the Company's customers, changes in pricing policies by the Company or its competitors, increased competition, the cancellation of service or maintenance agreements, changes in operating expenses, personnel changes, demand for the Company's products, the number, timing and significance of new product and product enhancement announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the mix between domestic and international sales, the mix of direct and indirect sales and general economic factors, among others. Due to the foregoing factors, quarterly revenue and operating results have been and will continue to be difficult to forecast.

     The Company typically realizes a significant portion of its TMN-based and wireless data software license revenues in the last month of a quarter, and frequently in the last weeks or even days of a quarter. The Company's expense levels are based, in part, on its expectations of future revenue levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenue in the short term, net income may be disproportionately affected by a reduction in revenue. The Company's business has experienced and is expected to continue to experience seasonality in customer purchasing patterns particularly from the fourth quarter to the following first quarter. In addition, the Company currently intends to increase its funding of research and product development, increase its sales and market development activities and expand distribution channels for its Vertel subsidiary. To the extent such expenses are not subsequently followed by increased revenues, the Company's business, operating results and financial condition could be materially and adversely affected.

     Based upon all of the foregoing, the Company believes that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that the Company's revenue will increase or be sustained in future periods or that the Company will be profitable in any future period. Further, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock is likely to be materially adversely affected. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     LENGTHY SALES CYCLES; IMPORTANCE OF IMPLEMENTATION. The Company's products are complex and generally involve significant investment decisions after extended evaluations by prospective customers. Accordingly, the Company must engage in a lengthy sales cycle to provide a significant level of education regarding the use and benefits of the Company's products, executive level approval is often required to license the Company's products and the agreements pursuant to which the Company licenses its products often involve lengthy negotiation. In addition, the implementation of the Company's software products involves a significant commitment by customers over an extended period of time. As a result, the Company's sales cycle is subject to a number of significant delays over which the Company has little control.

     The Company believes that rapid implementation is critical to success in the TMN market. Significant delays in implementation, whether or not such delays are within the Company's control, could materially adversely affect its business, operating results and financial condition. The Company from time to time enters into fixed price arrangements for its professional services. Fixed price arrangements could in the future result in losses primarily due to delays in the implementation process or other complexities associated with completion of the project. Such losses could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-- Sales, Marketing and Customers."

     SALES AND MARKETING RISKS. During the second-half of 1996, the Company increased, and plans to continue to increase, the number of direct sales and marketing personnel to support the further development of TMN market opportunities as well as the announced extension of its broadband access product family. As the Company hires new sales personnel it is anticipated that there will be a significant delay before such personnel become effective. There can be no assurance that the Company will be successful in attracting or retaining qualified direct sales personnel, that this expansion will result in sales of the its products, that the costs of such expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will successfully compete against the larger and better funded sales and marketing organizations of the Company's competitors.

     COMPETITION. Competition in the markets in which the Company competes is characterized by rapidly changing technologies, evolving industry standards, in-house or proprietary solutions, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new services, products and product features that keep pace with competitors' offerings, technological developments and changing industry standards. The principal competitive factors in the Company's market are quality, performance, product features such as scalability, interoperability, functionality, customizability and ease of use, customer support, services and maintenance.

     The Company experiences significant competition in the enterprise networking and broadband access markets from vendors and manufacturers such as Cisco Systems, Inc., Bay Networks, 3Com Corporation, NetEdge, ADC Kentrox and Racal Datacom, and in telecommunications network management from TCSI, OSI, IBM, Sun Microsystems, and major telecommunication vendors such as AT&T. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support products successfully or that the Company will be able to respond effectively to technological changes or product announcements by its competitors. The complexities of the Company's existing products could result in delays to product releases or product enhancements. Delays in new product introductions or product enhancements or the introduction of unsuccessful products could adversely affect the Company.

     Many of the Company's current and potential competitors have longer operating histories and have greater financial, technical, sales, marketing and other resources than the Company. Moreover, the Company's current and potential competitors may respond more quickly than the Company to new or emerging technologies or changes in customer requirements. In addition, as the market develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in the market by acquiring or forming strategic alliances with competitors of the company resulting in increased competition to the Company. There can be no assurance that the Company will be able to compete successfully with such competitors. See "Business-Strategy and Products."

     RISKS ASSOCIATED WITH COMPLEX SOFTWARE-BASED PRODUCTS. The development, enhancement and implementation of the Company's products entail risks of product defects or failures. The Company has in the past discovered software bugs in certain of its products and software solutions. Although to date the Company has not experienced material adverse effects resulting from any such bugs, there can be no assurance that errors will not be found in existing or new products or releases after commencement of commercial licensing, which may result in delay or loss of revenue, loss of market share, failure to achieve market acceptance, or may otherwise adversely impact the Company's business, operating results and financial condition. Moreover, the complexities involved in implementing and customizing the Company's software solutions entail additional risks of performance failures. There can be no assurance that the Company will not encounter substantial delays or other difficulties due to such complexities.
Any such occurrence could have a material adverse effect upon the Company's business, operating results and financial condition.

     FLUCTUATIONS IN MARKET PRICE OF COMMON STOCK. Announcement of new products by the Company or its competitors and quarterly variations in financial results could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations from time to time that have affected the market prices of many technology based companies and that are not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the price of the Company's Common Stock.

     INTERNATIONAL SALES AND OPERATIONS. Sales to third party customers outside of the United States accounted for over half of the Company's net revenues for 1996, 1995 and 1994. The Company expects that international sales will continue to be a significant portion of its business. Operating costs in many countries, including some of those in which the Company operates, are often higher than in the United States. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations. In addition, sales in Europe are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These seasonal factors and currency fluctuation risks may have an effect on the Company's quarterly results of operations. Further, because the Company has operations in different countries, the Company's management must address differences in regulatory environments and cultures. Failure to address these differences successfully could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company must obtain governmental and public telephone company approvals for certain of its products in most countries. See "Management's Discussion and Analysis of Financial Condition - Results of Operations" and "Business - Sales, Marketing, and Customers."

     DEPENDENCE ON SUPPLIERS AND LICENSES.    Although the Company generally
uses standard parts for its hardware products, certain components, circuit boards, connectors, mechanical assemblies, and power supplies, are presently available only from a single source or from limited sources. The Company has generally been able to obtain adequate supplies of all components in a timely manner from existing sources or, when necessary, from alternative sources of supply. The inability to obtain sufficient sole or limited source components or subassemblies as required or to develop alternative sources if and as required could adversely affect the Company's operating results. The Company shifted to an outsourcing strategy for the manufacture of its products during 1996. Any difficulties experienced by the Company's manufacturing partners, on which the Company could become solely dependent for the supply of its products, could adversely affect the Company's operating results. Also, the Company licenses certain technology included in its products; if the Company becomes unable to utilize such technology, the Company could be adversely affected.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and manufacturing personnel, many of whom would be difficult to replace. If certain of these employees were to leave, the Company could be adversely affected. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled software and hardware engineers, and managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. In addition, the Company is undertaking a reorganization and refocusing of its business. To the extent the Company is not successful in attracting or retaining key personnel, the Company could also be adversely affected. See "Business-Strategy and Products" and "Business - Employees" and "Executive Officers and Key Personnel of the Company."

     CURRENCY FLUCTUATIONS. While the Company's consolidated financial statements are prepared in United States dollars, a portion of the Company's worldwide operations have a functional currency other than the United States dollar. In particular, the Company maintains a development and customer service operation in Ireland where the functional currency is the Irish Pound, and a customer service and sales operation in the United Kingdom where the functional currency is the British Pound Sterling. A portion of the Company's revenues are also denominated in currencies other than the United States dollar.
Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. The Company does not have a policy relating to hedging. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

     RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY. The Company regards its products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark, and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company generally enters into confidentiality and invention assignment agreements with its employees and consultants. Additionally, the Company enters into confidentiality agreements with certain of its customers and potential customers and limits access to, and distribution of, its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technologies without authorization, or to develop similar technologies independently. Furthermore, the laws of certain countries in which the Company does business do not protect the Company's software and intellectual property rights to the same extent as do the laws of the United States. The Company does not include in its software any mechanisms to prevent or inhibit unauthorized use, but generally either requires the execution of an agreement that restricts copying and use of the Company's products or provides for the same in a break-the-seal license agreement. If unauthorized copying or misuse of the Company's products were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     While the Company has not received claims alleging infringement of the proprietary rights of third parties which the Company believes would have a material adverse effect on the Company's business, financial condition or results of operations, nor is it aware of any similar threatened claims, there can be no assurance that third parities will not claim that the Company's current or future products infringe the proprietary rights of others. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. See "Business - Proprietary Rights and Licenses."

EMPLOYEES

     As of December 28, 1996 the Company employed 211 persons, of whom 99 were primarily engaged in research and development activities, 10 in manufacturing, 69 in sales, marketing, customer support and related activities, and 33 in general management, administration and finance. The Company has no collective bargaining agreements with its employees. The Company believes that it maintains competitive compensation, benefit, equity participation and workplace policies which assist in attracting and retaining qualified employees. The Company believes that its future success will depend, in part, on its ability to attract and retain qualified personnel. The Company has experienced no work stoppages and believes that its employee relations are good.

EXECUTIVE OFFICERS AND KEY PERSONNEL OF THE COMPANY

     The executive officers of the Company and their ages as of December 28, 1996 are as follows:


              Name                Age               Position
     -----------------------      ---   ----------------------------------------
     Joe Stephan............       52   President and Chief Executive Officer

     Steven M. Waszak.......       39   Vice President, Finance and
                                        Administration, and Chief Financial
                                        Officer

     Philip Mantle..........       46   Senior Vice President, Sales and
                                        Marketing



     The key divisional employees and their ages as of December 28, 1996 are as follows:

     Bruce Brown............       46   President and Chief Executive Officer,
                                        Vertel Corporation

     Simon Backer...........       41   President and Chief Executive Officer,
                                        Wireless data business unit

     Randolph Fardal........       44   Vice President, Marketing,
                                        Internetworking business unit

     Paul Wang..............       55   Vice President, Engineering,
                                        Internetworking business unit


     Mr. Stephan has served as President and Chief Executive Officer since October 1995. Prior to joining the Company, Mr. Stephan served in several executive positions during his 25 years at NCR Corporation, a large computer and business equipment company including Senior Vice President, International from 1993, Vice President, Europe Group from 1992, Vice President, Corporate Marketing and Strategy Planning from 1991 and Vice President, Latin America/Middle East/Africa from 1986.

     Mr. Waszak has served as Vice President, Finance and Administration and Chief Financial Officer since September 1994. Prior to September 1994, Mr. Waszak served the Company as Associate Vice President of Finance and Administration. Before joining the Company in June 1990, Mr. Waszak worked for Deloitte & Touche LLP, a public accounting firm, where Mr. Waszak held the position of Senior Manager since May 1989.

     Mr. Mantle is a U.K. citizen and has served as Senior Vice President, Sales and Marketing since November 1995. Prior to joining the Company, Mr. Mantle served for over 18 years at NCR in various top-level sales and marketing positions, including Chairman and Managing Director of AT&T Global Information Solutions U.K. from August 1993 to October 1995. Mr. Mantle also served as a director of all NCR subsidiaries in the U.K. as well as a Vice President and an officer of AT&T Global Information Solutions U.K. Mr. Mantle also served as Area Managing Director of NCR Turkey from March 1991 to July 1993. Prior to March 1991, Mr. Mantle served as a Director of NCR U.K.


     Mr. Brown has served as President and Chief Executive Officer of Vertel Corporation since August 1995. Prior to joining the Company, Mr. Brown served as President of ADC Fibermux Corporation from July 1993 to August 1995. From October 1990 to July 1993, Mr. Brown was with Ungermann-Bass where his last position was Executive Vice President.

     Mr. Backer has served as President and Chief Executive Officer of the Company's wireless data business unit since August 1996. Prior to joining the Company, Mr. Backer served for over 12 years at Motorola Wireless Data Group in British Columbia in various senior level management positions, including Director, Architecture from June 1995 to August 1996, and Director, CDPD Infrastructure from October 1993 to June 1995, and Director, Product Strategy and System Product Marketing from January 1991 to October 1993.


     Mr. Fardal has served as Vice President, Marketing of the Company's internetworking business unit since December 1994. Mr. Fardal served the Company as Associate Vice President of the Customer Network Design Group from May 1994 to December 1994, as Associate Vice President of Product Marketing from February 1994 to May 1994, as Associate Vice President of Strategic Marketing from February 1993 to February 1994, and as Director of Marketing from February 1990 to February 1993. Mr. Fardal also worked as a design engineer and has earned several patents.

     Mr. Wang has served as Vice President of Engineering for the Company's internetworking business unit since June 1996. Prior to joining the Company, Mr. Wang worked for Spectragraphics Corporation. His last position there was Senior Vice President of Spectragraphics Products Division from December 1992 to June 1996. Previously he served as Vice President of Spectragraphics Products Division from June 1990 to December 1992, and as Vice President of Engineering from November 1989 to June 1990.


ITEM 2.   PROPERTIES

     The Company's principal administrative, sales and marketing, research and development, and support facilities are located in Southern California. The Company's headquarters and primary internetworking and wireless data operations are located in Marina del Rey, California, and consist of approximately 30,000 square feet under a lease that will expire in October 1999, with one 47-month renewal option. Annual gross rent for this facility lease approximates $575,000. The Company's Vertel subsidiary is headquartered in Woodland Hills, California, and consists of approximately 30,000 square feet under leases that will expire in 2002. Annual gross rent for this facility lease approximates $604,000. The Company's manufacturing facility in Moorpark, California, has been subleased to the vendor which has taken over its operations via an outsourcing arrangement. See "Business - Manufacturing." Total sublease income offsets annual rental payments. The Company has established European services and support facilities located in Dublin, Ireland and Guildford, England. The Dublin facility consists of approximately 8,000 square feet of leased space under a lease expiring in 2008. Annual gross rents for the facility currently approximates $189,000. The Company's field sales and service offices worldwide, other than those in its Southern California locations, consist of leased office space totaling approximately 19,000 square feet with current aggregate gross rents of approximately $273,000. The Company believes that its existing facilities are adequate for presently foreseeable needs.


ITEM 3.   LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding. The Company may, from time to time, become a party to various legal proceedings arising in the normal course of its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock (Nasdaq symbol RETX) is traded on the Nasdaq National Market. The low and high sales prices for each quarterly period in the two fiscal years ended December 28, 1996 are as follows:


                                               1995 Quarters Ended
                                    --------------------------------------------
                                    April 1    July 1       Sept 30   Dec 30
                                    -------    ------       -------   ------

Low bid. . . . . . . . . . . . . .  $3 1/2     $3 5/8       $3 1/2    $1 13/16
High bid . . . . . . . . . . . . .  $5 1/8     $4 3/4       $5 1/2    $4 5/8


                                               1996 Quarters Ended
                                    --------------------------------------------
                                    March 29   June 28     Sept 27    Dec 28
                                    --------   -------     -------    ------

Low bid. . . . . . . . . . . . . .  $1 7/8     $5           $3 3/8    $5 1/4
High bid . . . . . . . . . . . . .  $5 3/8     $10 7/8      $8 5/8    $9 1/4

There were approximately 390 holders of record on January 27, 1997.

DIVIDEND POLICY

     The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in its business, and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial information has been derived from the Company's Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.


                      SELECTED CONSOLIDATED FINANCIAL DATA
                       FIVE YEARS ENDED DECEMBER 31, 1996

                                                                               Year Ended December 31,
                                                         -----------------------------------------------------------------------
                                                            1996          1995          1994           1993           1992
                                                            ----          ----          ----           ----           ----
                                                                         (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net revenues:
 Product. . . . . . . . . . . . . . . . . . . .          $ 26,477       $ 33,078       $ 48,431       $ 55,986       $ 68,950
 Service. . . . . . . . . . . . . . . . . . . .             4,638          5,709         10,627         10,559          7,436
                                                         --------       --------       --------       --------       --------
  Net revenues. . . . . . . . . . . . . . . . .            31,115         38,787         59,058         66,545         76,386
                                                         --------       --------       --------       --------       --------
Cost of revenues:
 Product. . . . . . . . . . . . . . . . . . . .             8,073         14,269         20,812         22,224         22,969
 Service. . . . . . . . . . . . . . . . . . . .             2,051          2,697          7,906          7,156          3,849
                                                         --------       --------       --------       --------       --------
  Total cost of revenues. . . . . . . . . . . .            10,124         16,966         28,718         29,380         26,818
                                                         --------       --------       --------       --------       --------
Gross profit. . . . . . . . . . . . . . . . . .            20,991         21,821         30,340         37,165         49,568
                                                         --------       --------       --------       --------       --------
Operating expenses:
 Research and development . . . . . . . . . . .            10,534         13,725         11,221         12,882         11,218
 Sales and marketing. . . . . . . . . . . . . .            11,785         18,082         19,709         21,084         21,498
 General and administrative . . . . . . . . . .             5,223          6,415          6,513          6,799          6,887
 Restructuring expense (benefit). . . . . . . .            (2,050)        15,919          1,725          1,250             --
                                                         --------       --------       --------       --------       --------
  Total operating expenses. . . . . . . . . . .            25,492         54,141         39,168         42,015         39,603
                                                         --------       --------       --------       --------       --------
Income (loss) from operations . . . . . . . . .            (4,501)       (32,320)        (8,828)        (4,850)         9,965

Litigation settlement and related costs . . . .                --             --             --         (4,025)            --
Other income (expense), net . . . . . . . . . .               660            511            546            265            880
                                                         --------       --------       --------       --------       --------
Income (loss) before provision
  for income taxes. . . . . . . . . . . . . . .            (3,841)       (31,809)        (8,282)        (8,610)        10,845
Provision (benefit) for income taxes  . . . . .                --             --          3,650         (1,278)         3,789
                                                         --------       --------       --------       --------       --------
Income (loss) before cumulative effect
 of change in accounting principle. . . . . . .            (3,841)       (31,809)       (11,932)        (7,332)         7,056
Cumulative effect of change in
 accounting principle . . . . . . . . . . . . .                --             --             --            204             --
                                                         --------       --------       --------       --------       --------
Net income (loss) . . . . . . . . . . . . . . .          $ (3,841)      $(31,809)      $(11,932)       $(7,128)      $  7,056
                                                         --------       --------       --------       --------       --------
                                                         --------       --------       --------       --------       --------

COMMON AND COMMON EQUIVALENT SHARE DATA:
Income (loss) before cumulative effect
 of change in accounting principle. . . . . . .          $  (0.19)      $  (1.78)       $  (.68)      $   (.43)      $    .41
                                                         --------       --------       --------       --------       --------
Net income (loss):
 Primary. . . . . . . . . . . . . . . . . . . .          $  (0.19)      $  (1.78)      $   (.68)      $   (.42)      $    .41
                                                         --------       --------       --------       --------       --------
 Fully diluted. . . . . . . . . . . . . . . . .          $  (0.19)      $  (1.78)      $   (.68)      $   (.42)      $    .41
                                                         --------       --------       --------       --------       --------

CONSOLIDATED BALANCE SHEET DATA:
Working capital . . . . . . . . . . . . . . . .          $ 14,972        $14,126       $ 37,361        $47,006       $ 52,239
Total assets. . . . . . . . . . . . . . . . . .            28,073         29,398         59,550         76,048         77,100
Long term obligations, less current portion . .               276          4,184          3,231          3,268          3,252
Shareholders' equity. . . . . . . . . . . . . .            17,602         14,360         44,928         55,282         59,576

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Retix was formed in 1985 and licensed its first OSI technology software in that year. The Company entered the internetworking market in 1987 with shipments of its first local bridge products. To broaden its internetworking product base, the Company acquired a U.K.-based manufacturer of remote bridges in late 1988 and began volume shipments of an enhanced series of remote bridges in 1989. In 1990, the Company commenced shipments of its PC-based end-user OSI workgroup products. In 1991, the Company further expanded its internetworking
product family with initial shipments of multi-protocol routers.    During 1993,
the Company entered the market for wireless data products with the development of its Mobile Data Intermediate System utilizing the Company's multi-protocol routers and associated OSI based applications that enable data to be transmitted over existing voice communication wireless networks. In 1994 and 1995, the Company continued to expand its enterprise networking product lines with the introduction of several low-priced router models for the branch office networking market segment, including a family of low-priced Ethernet remote office routers, and the offering of LAN switching and fiber networking technology as a result of the Company's March 1994 acquisition of Raycom Systems, Inc. ("Raycom"). In 1995, the Company directed the focus of its OSI technology business to the emerging telecommunications network management market. The Company has developed an integrated implementation of the network element, element management and network and service management layers set forth in the TMN specifications through the introduction of its Cougar-TM-, Jaguar-TM- , and Panther-TM- product lines. Also in 1995, the Company gained entry into the two-way paging marketplace with its pACT Data Intermediate System (PD-IS). In the first quarter of 1996, the Company formally introduced its N-PCS messaging product family, including the IMpACT PD-IS Messaging Switch, the industry's first product delivered in support of the pACT specification.

     During the last four years, the Company has experienced declining revenues on a consolidated basis. The overall decrease in sales is primarily the result of lower demand for the Company's internetworking products as enterprise network users are demanding more sophisticated technology for network operations. While internetworking products continue to comprise a large portion of the Company's total sales mix, a combination of marketing and distribution resources and aggressive pricing strategies of large competitors, and delays in releasing new features and products has limited the Company's ability to capitalize on areas of price/performance and to gain greater share of the market.

     During late 1995 and the first half of 1996, the Company responded to the challenges it faced by restructuring its internetworking operations and assembling a new management team to lead the Company. The restructuring initiated in October 1995 involved a significant effort to streamline internetworking sales channels, territories and product lines, resulting in a restructuring charge of $15.9 million in the fourth quarter of 1995. The Company also spun off the operations of its OSI/TMN, internetworking and wireless data product-lines into three subsidiaries. The Company believes that this structure will allow each operation to execute its respective strategies in a more focused and entrepreneurial fashion.

     The Company's primary objective with this reorganization was to direct fully dedicated management resources to attractive opportunities in emerging markets. The Company's Vertel subsidiary leveraged the assets of its OSI software technologies to introduce a suite of cost-effective, value-added TMN-based software-solutions for the telecommunications network management market. Additionally, the Company's internetworking business unit significantly increased operating efficiencies, while extending its market presence with the announcement in December 1996 of a family of broadband access products for the service provider market. Lastly, the Company's wireless data business unit continues to be a pioneer in wireless data solutions to provide users mobility in data transfers on wireless networks. The Company believes that the progress made in 1996 in redirecting its resources and focusing on meaningful opportunities while substantially improving its efficiencies provides a stronger base for the future.

     As part of the Company's corporate strategy, all three Retix subsidiaries are continuing to focus their efforts on maximizing their opportunities over the long term, while managing expenses in the short term. The Company believes that further market development and broader industry acceptance of its products and technologies will improve predictability in the Company's business performance and operating results. The Company expects that Retix will continue in the investment mode during 1997.

RESULTS OF OPERATIONS

     The following table sets forth certain operational data as a percentage of net revenues:

                                                  Year Ended December 31,
                                            -----------------------------------
                                              1996         1995           1994
                                              ----         ----           ----
CONSOLIDATED STATEMENT OF INCOME DATA:

Revenues . . . . . . . . . . . . . . . .     100.0%        100.0%        100.0%
Cost of revenues . . . . . . . . . . . .      32.5          43.7          48.6
                                              ----         ----           ----
Gross margin . . . . . . . . . . . . . .      67.5          56.3          51.4
Operating expenses:
 Research and development. . . . . . . .      33.8          35.4          19.0
 Sales and marketing . . . . . . . . . .      37.9          46.6          33.4
 General and administrative. . . . . . .      16.8          16.6          11.0
 Restructuring expense (benefit) . . . .      (6.6)         41.0           2.9
                                              ----         ----           ----
  Total operating expenses . . . . . . .      81.9         139.6          66.3
                                              ----         ----           ----
Loss from operations . . . . . . . . . .    (14.4)%       (83.3)%       (14.9)%
                                              ----         ----           ----
                                              ----         ----           ----


     NET REVENUES. Net revenues decreased 19.8% to $31,115,000 in 1996 as compared to $38,787,000 in 1995 following a 34.3% decrease from 1994. The decreases experienced in net revenues over the past two years were primarily due to declines in demand for the Company's internetworking products. Sales of internetworking products totaled $14,957,000 in 1996, representing a decrease of 35.6% from $23,242,000 in 1995 following a decrease of 34.4% from $35,442,000 in
1994. Greater marketing and distribution resources of larger competitors in addition to increased pricing pressures have affected the Company's ability to gain or retain market share in the general distribution internetworking market. In addition, during 1996, the planned closure of unprofitable sales channels and narrowing of product lines have resulted in decreases in internetworking revenues. The Company's internetworking sales have also been adversely affected by delays in releasing new products and features. The Company is currently completing the final phases of certain large end-user installation programs in the United States based upon its enterprise networking products.

     Increased internetworking revenues in the future will be primarily dependent on expansion of distribution channels for existing products as well as the success of the Company with regard to enhancing its presence in the broadband services market through the development of a new generation of broadband access products. These products are high speed multimedia access solutions that address the transparent multimedia services (TMS) and Internet access markets. The Company has targeted new product introductions to its broadband access product-line in the first half of 1997, with subsequent upgrades and volume production projected for the second half of 1997 and beyond.

     Sales generated by the Company's Vertel subsidiary consist of network management software license and service revenues primarily from source license fees, royalties and services, including professional services, technical support and maintenance. Source license fees consist primarily of licenses of the Company's TMN-based software solutions and development platforms and typically have accounted for a substantial portion of total revenue in each quarter. Source license revenue is recognized upon transfer of the source code to the customer, provided there are no significant remaining obligations and collectibility is deemed probable by management in accordance with Statement of Position 91-1. Although Vertel experienced a shortfall in revenues during the fourth quarter of 1996 as compared to the prior year, annual revenues increased 6.7% to $13,269,000 during 1996 from $12,439,000 in 1995 following a 36.6%
decline from $19,610,000 in 1994. The increase in revenues in 1996 following the significant decline in 1995 as compared to prior years reflects Vertel's migration strategy in deploying TMN-based software and service solutions to carriers and network equipment manufacturers for the management of public telecommunications networks.

    Wireless data revenues totaled $2,889,000 in 1996, representing a decrease of 7.0% from $3,106,000 in 1995 following a decrease of 22.5% from $4,006,000 in 1994. The decline in wireless data revenues from 1995 to 1996 represents a transition from engineering project-based revenues to sales of software products in addition to a one-time sale of a source license from the company's CDPD product line in 1995. This license sale marked the culmination of a nonrecurring engineering project contract. In prior years, the Company focused on contracts which generated source code and nonrecurring engineering service revenues. Revenues in 1996 primarily consisted of sales of commercial wireless data software products to carriers and resellers.

    The Company intends to introduce several new products to expand its position in the internetworking, TMN and wireless data markets; however, net revenues and operating results of future periods may be adversely affected if the Company experiences additional delays in releasing new products, if such new products are not accepted by the marketplace, or if the Company experiences unanticipated decreases in other product revenues.

    Sales to customers outside of the United States comprised approximately 51.1%, 54.1% and 53.6%, respectively, of net revenues in 1996, 1995 and 1994. The Company's high percentage of sales to customers outside of the United States has historically been due primarily to strong European distribution channels for its internetworking products and strong international demand for its OSI and TMN standards-based network management software. The decrease in international sales in 1996 reflects, in part, the narrowing of internetworking product lines and tiered distribution channels, thus eliminating unprofitable selling activities, in connection with the Company's 1995 plan of restructuring (see Restructuring Expenses). Historically, the Company's international sales are denominated primarily in U.S. dollars. As such, the effects of fluctuations in foreign exchange rates, in comparison with the U.S. dollar, have not had a significant impact on the results of the Company's operations.

    GROSS MARGIN. Cost of revenues consists primarily of manufacturing costs (material, labor, packaging, documentation and overhead) and, to a lesser extent, technical services and royalties paid under software licensing agreements and warranty costs. Gross margin increased to 67.5% of net revenues in 1996, from 56.3% in 1995 and from 51.4% in 1994 due to a shift in product mix and operating efficiencies. The increases in gross margin for 1996 and 1995 were more specifically due to a shift in product mix towards software-based products which have significantly higher gross margins than engineering services or internetworking products. In addition, gross margins on hardware shipments improved in 1996 as compared to 1995 and 1994 as substantial operating efficiencies, including elimination of excess production capacity related to internetworking products, were achieved as a result of the restructuring efforts announced in late 1995 (see Restructuring Expenses). The Company anticipates continued pricing pressures in the internetworking product areas and, although the Company is responding with a shift to outsourced manufacturing production and reductions in product costing as well as changes to pricing structures and distribution strategies, margins may fluctuate and could decline in future periods.

    RESEARCH AND DEVELOPMENT. The Company has invested heavily in research and development to develop new enterprise and broadband access internetworking products, to expand its expertise in TMN-based software solutions and wireless data pACT and CDPD technologies and to continue sustaining support of its product offerings. The major components of research and development expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, the cost of facilities and depreciation of capital equipment, primarily computer and test equipment. Costs related to research and development can be offset by customer reimbursement of non-recurring engineering efforts and capitalized software costs. Certain software development costs are capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86") upon the establishment of technological feasibility of the product.

    In 1996, the Company's research and development expenses decreased 23.2% to $10,534,000 from $13,725,000 in 1995. Research and development expenses increased 22.3% in 1995, from $11,221,000 in 1994. As a percentage of revenue, research and development expenses were 33.8% in 1996, 35.4% in 1995, and 19.0% in 1994. The decrease in reported research and development expense in 1996 as compared to 1995 both in absolute spending and as a percentage of revenues represents an increase in expenditures for further expansion of TMN-based software development tools, stacks and platforms as well as new projects including the open internetworking architecture which serves as the foundation for the Company's broadband access products announced in December 1996, offset by operating efficiencies realized from the restructuring activities within the internetworking product lines whereby significant reductions in facilities and infrastructure costs were made during 1996 (see Restructuring Expenses). The increase in research and development expense in 1995 as compared to 1994 reflects reductions in net expenses as a result of significant nonrecurring engineering projects during 1994; such efforts resulted in the reimbursement of engineering costs from customers.

    The Company expects to continue to make significant investments in the development of new products and feature enhancement to existing product lines, although such expenses may fluctuate from quarter to quarter both in absolute dollars and as a percentage of revenue depending on the status of various development projects and the level of custom engineering services that are reallocated to costs of revenue.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel and associated costs related to selling, support and marketing activities, including marketing programs such as trade shows and other promotional costs. The Company believes that substantial sales and marketing expenditures are essential to developing the opportunities for revenue growth and to renewing the Company's competitive position. Sales and marketing expenses are expected to continue to comprise a significant percentage of the Company's total expenses because of costs associated with supporting the worldwide sales and service functions necessary to meet the needs of the Company's customer base and respond to the opportunities apparent in the rapidly growing enterprise networking marketplace.

    Sales and marketing expenses decreased 34.8% to $11,785,000 in 1996 from $18,082,000 in 1995 and decreased 8.3% in 1995 from $19,709,000 in 1994. Sales and marketing expenses decreased as a percentage of revenues to 37.9% in 1996 from 46.6% in 1995 primarily due to reduced spending as a result of the restructuring effort within the internetworking sales functions during 1996.
The increase in sales and marketing expense as a percentage of net revenues from 33.4% in 1994 to 46.6% in 1995 is the result primarily of the decrease in net revenues. The decrease in the absolute amount of sales and marketing expenses in 1996 as compared to 1995 and 1994 reflects efforts to increase productivity within the Company's internetworking sales activities through both direct and indirect channels, to size expenditures to revenue producing opportunities and to consolidate management of its worldwide sales organization. The decrease in absolute sales and marketing expenses were offset during 1996 by increases in Vertel's direct sales force including opening of offices in Korea and Japan and additional marketing programs to support the launch of new TMN-based product and entry into new markets.

    The Company's subsidiary, Vertel, has developed a strategy to capitalize on the emerging TMN market through the establishment and growth of offices and sales personnel around the world. In conjunction with this strategy, Vertel intends to further expand its sales and marketing functions to support anticipated broader market adoption of TMN. The Company anticipates that sales and marketing expenses will increase in absolute dollars, although such expenses may fluctuate from quarter to quarter both in absolute dollars and as a percentage of revenue.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel. General and administrative expenses decreased 18.6% to $5,223,000 in 1996 as compared to $6,415,000 in 1995, and decreased 1.5% in 1995 from $6,513,000 in 1994. The decrease in general and administrative costs in 1996 as compared to 1995 is primarily attributable to significant reductions in headcount and infrastructure costs as a result of the restructuring activities during the first quarter of 1996 within the Company's internetworking operations. Offsetting such reductions were increases in infrastructure costs related to the Company's subsidiary, Vertel, as the entity developed more autonomous operations during 1996. These infrastructure costs included facilities relocation costs, professional fees and the recruitment of staff and the expansion of an executive team. The decrease in general and administrative costs in 1995 as compared to 1994 is primarily attributable to the net effect of headcount reductions through efficiencies gained in restructuring efforts executed in the latter half of 1994.

    RESTRUCTURING EXPENSE. The Company operates in an industry that is characterized by rapid development of new technology, which profoundly affects product and marketing strategies of companies operating within the industry. In October 1995, the Company announced a major restructuring of its internetworking operating unit. The restructuring related to streamlining specific sales channels, territories and product lines. The Company's strategic reorganization plan utilized the technology backbone of previous products, including routing, bridging and switching technologies, to develop the next generation of broadband access internetworking products. The Company sells these products through leveraged distribution channels in certain key territories. The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 1995 were $15,919,000 and included costs of elimination of excess manufacturing capacity, inventory reductions related to product line and distribution streamlining, facility and asset consolidation, employee severance pay and other related charges. During the fourth quarter of 1996, the Company recorded a reversal of certain restructuring reserves and accruals totaling $2,050,000. This reversal was primarily the result of favorable exits from certain leases which minimized the losses originally projected for such facilities and, to a lesser extent, the reversal of accruals for other restructuring activities which were in excess of the actual costs incurred. The restructuring plan entailed work force reductions of 108 employees within manufacturing, engineering, sales and marketing and administration, as well as the disposition of various sales, service and engineering facilities. For the year ended December 31, 1996, $2,470,000 of the restructuring costs had been paid, $1,053,000 of the costs were utilized to write off inventory, fixed assets and receivables, and reserves remaining totaled $1,223,000 as of December 31, 1996. The remaining reserves primarily relate to the costs for facilities and infrastructure consolidation anticipated to continue through 1997 in addition to customer warranty and return costs for products which are no longer available.

    In late June 1994, the Company developed a reorganization plan to focus its resources primarily on enhancing its position within the router market and toward developing switch based networking products for emerging enterprise networking markets. The reorganization plan entailed work force reductions of approximately 40 employees within manufacturing, engineering, sales, marketing and administration departments as well as the elimination of certain leased facilities. The $1,725,000 restructuring expense in 1994 was comprised of approximately $725,000 of severance related costs and $1,000,000 of lease costs of vacated space for the estimated period of time until such space was sublet. All amounts were utilized by December 31, 1995.

    LOSS FROM OPERATIONS. The Company incurred a loss from operations of $4,501,000 in 1996, $32,320,000 in 1995, and $8,828,000 in 1994. The losses from operations are primarily attributable to declines in net revenues for internetworking products, which were offset in 1996 by increases in TMN-based revenues and decreases in operating expenses within the internetworking business unit as a result of the restructuring activities in late 1995.

    OTHER INCOME. Other income, net, increased to $660,000 in 1996 from $511,000 in 1995 and $546,000 in 1994. The fluctuations in other income are primarily attributable to increases in interest income from increasing cash balances during 1996 and varying interest rates earned on investments, and to fluctuations in exchange rates used in translating foreign interest income.

    PROVISION FOR INCOME TAXES. The Company recorded no provision for income taxes on a pre-tax loss of $3,841,000 in 1996 and $31,809,000 in 1995. A valuation allowance against the total amount of net deferred tax assets has been established. In 1994, the Company recorded a net provision for income taxes of $3,650,000 on a pre-tax loss of $8,282,000, primarily reflecting the fourth quarter 1994 increase in the valuation allowance.

    As a result of the increase in the valuation allowance, the Company has net deferred tax assets of $27,382,000 for which no benefit has been provided at December 31, 1996. The net deferred tax assets will be realized to the extent that the Company operates profitably in the future during the respective carryforward periods.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996 the Company's principal sources of liquidity consisted of $16,696,000 in cash, cash equivalents and short-term investments. The Company's cash management system includes a sweep account which enables the Company to consolidate its operating cash into a central account daily and advance cash to the Company's subsidiaries to fund operating cash requirements.

    The Company has experienced operating losses and restructuring expenses totaling $4,501,000, $32,320,000 and $8,282,000 in 1996, 1995 and 1994,
respectively. Operating activities required the use of cash of $2,761,000, $8,890,000 and $2,313,000, respectively, during 1996, 1995 and 1994. In addition, the use of cash from operations was due to cash payments for restructuring expenses which totaled $2,470,000 and $1,849,000 for 1996 and 1995, respectively. The use of cash from operations during 1995 and 1994 was partially offset by a net decrease in trade accounts receivable of $7,842,000 and $6,885,000, respectively. The decrease in trade receivables is attributable to decreased sales levels from the prior year and the positive impact of efforts to reduce the average number of days sales included in accounts receivable during the year.

    The change in shareholders' equity in 1996, 1995 and 1994 arising from the net loss from operations was partially offset by the issuance of stock under private placement in 1996, issuances of stock under option plans, and from stock sales under the employee stock purchase plan.

    At December 31, 1996 the Company's long-term liquidity needs consisted principally of operating lease commitments (see Note 8 to Consolidated Financial Statements) related to facilities, and office equipment.

    The Company's capital expenditures approximated $1,757,000 for 1996, $1,680,000 for 1995 and $3,398,000 for 1994. The Company currently anticipates that capital expenditures for the next twelve months will be utilized for the acquisition of computer, test and office equipment as well as tenant improvements in connection with the expansion of facilities for the Company's subsidiary, Vertel. The Company believes that existing sources of liquidity, capital resources and funds from operations will satisfy the Company's anticipated cash needs for at least the next twelve months. From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complimentary to the Company's business. Any such acquisition or investment may require additional capital resources.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                        RETIX
                             CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                        ASSETS

                                                                 DECEMBER 31,
                                                             ------------------
                                                              1996       1995
                                                            -------    -------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .       $8,948     $5,518
  Short-term investments . . . . . . . . . . . . . . .        7,748      9,432
  Trade accounts receivable (net of allowances of
    $1,543 and $1,878 for 1996 and 1995, respectively)        5,161      5,445
  Inventories  . . . . . . . . . . . . . . . . . . . .        1,744      2,855
  Prepaid expenses and other current assets  . . . . .        1,566      1,730
                                                            -------    -------
    Total current assets  . . . . .  . . . . . . . . .       25,167     24,980

Property and equipment, net  . . . . . . . . . . . . .        1,252      3,073
Other assets  . . . . . . . . . . . . . .  . . . . . .        1,654      1,345
                                                            -------    -------
                                                            $28,073    $29,398
                                                            -------    -------
                                                            -------    -------


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable. . . . . . . . . . . . . . . . . .      $  2,138   $  1,336
  Accrued wages and related liabilities . . . . . . .         1,282      1,060
  Accrued restructuring expenses. . . . . . . . . . .         1,223      4,334
  Other accrued liabilities . . . . . . . . . . . . .         4,310      3,012
  Deferred revenue. . . . . . . . . . . . . . . . . .         1,242      1,058
  Current portion of long-term obligations. . . . . .            --         54
                                                            -------    -------

    Total current liabilities . . . . . . . . . . . .        10,195     10,854
Long-term obligations, less current portion . . . . .           276      4,184
                                                            -------    -------
    Total liabilities . . . . . . . . . . . . . . . .        10,471     15,038
                                                            -------    -------

Shareholders' equity:
  Preferred stock, par value $.01, 2,000,000 shares
    authorized; none issued and outstanding
  Common stock, par value $.01, 50,000,000 shares
    authorized shares issued and outstanding 1996,
    22,597,427; 1995, 18,052,582  . . . . . . . . . .           226        181
  Additional paid-in capital  . . . . . . . . . . . .        78,089     65,821
  Accumulated deficit . . . . . . . . . . . . . . . .       (53,850)   (50,009)
  Cumulative translation adjustment . . . . . . . . .        (1,961)    (1,633)
                                                            -------    -------
                                                             22,504     14,360
  Less notes receivable from issuance of
    common stock  . . . . . . . . . . . . . . . . . .        (4,902)        --
                                                            -------    -------
Total shareholders' equity  . . . . . . . . . . . . .        17,602     14,360
                                                            -------    -------
                                                            $28,073    $29,398
                                                            -------    -------
                                                            -------    -------


    See accompanying notes to consolidated financial statements.

                                        RETIX
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT  PER SHARE AMOUNTS)


                                                              YEAR ENDED DECEMBER 31,
                                                        1996        1995         1994
                                                     ---------   ---------    ---------
Revenues:
  Product. . . . . . . . . . . . . . . . . . . .        26,477      33,078       48,431
  Service. . . . . . . . . . . . . . . . . . . .         4,638       5,709       10,627
                                                     ---------   ---------    ---------
    Net revenues . . . . . . . . . . . . . . . .        31,115      38,787       59,058
                                                     ---------   ---------    ---------

Cost of revenues:
  Product. . . . . . . . . . . . . . . . . . . .         8,073      14,269       20,812
  Service. . . . . . . . . . . . . . . . . . . .         2,051       2,697        7,906
                                                     ---------   ---------    ---------
    Total cost of revenues . . . . . . . . . . .        10,124      16,966       28,718
                                                     ---------   ---------    ---------

Gross profit . . . . . . . . . . . . . . . . . .        20,991      21,821       30,340
                                                     ---------   ---------    ---------

Operating expenses:
  Research and development . . . . . . . . . . .        10,534      13,725       11,221
  Sales and marketing. . . . . . . . . . . . . .        11,785      18,082       19,709
  General and administrative . . . . . . . . . .         5,223       6,415        6,513
  Restructuring expense (benefit). . . . . . . .        (2,050)     15,919        1,725
                                                     ---------   ---------    ---------
    Total. . . . . . . . . . . . . . . . . . . .        25,492      54,141       39,168
                                                     ---------   ---------    ---------

Loss from operations . . . . . . . . . . . . . .        (4,501)    (32,320)      (8,828)

Other income, net. . . . . . . . . . . . . . . .           660         511          546
                                                     ---------   ---------    ---------

Loss before provision for income taxes . . . . .        (3,841)    (31,809)      (8,282)
Provision for income taxes . . . . . . . . . . .            --          --        3,650
                                                     ---------   ---------    ---------
Net loss . . . . . . . . . . . . . . . . . . . .     $  (3,841)   $(31,809)    $(11,932)
                                                     ---------   ---------    ---------
                                                     ---------   ---------    ---------


Per common and common equivalent share data:

Net loss per common and common equivalent share.      $  (0.19)   $  (1.78)    $  (0.68)
                                                     ---------   ---------    ---------
                                                     ---------   ---------    ---------

Common and common equivalent shares used
  in computing per share amounts . . . . . . . .       20,322       17,886       17,591
                                                     ---------   ---------    ---------
                                                     ---------   ---------    ---------



             See accompanying notes to consolidated financial statements.

                                        RETIX
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              COMMON STOCK       ADDITIONAL
                                        ----------------------     PAID-IN   ACCUMULATED
                                          SHARES        AMOUNT     CAPITAL     DEFICIT
                                        ----------      ------     -------     -------
Balance at January 1, 1994 . . . . .   17,173,990        $172     $63,523     $(6,268)
 Issuance of common stock upon
   exercise of options . . . . . . .      311,275           3         850
 Issuance of common stock under
   employee stock purchase plan. . .       83,803           1         333
 Cumulative translation adjustment .
 Net loss. . . . . . . . . . . . . .                                          (11,932)
                                       ----------       -----     -------    --------


Balance at December 31, 1994 . . . .   17,569,068         176      64,706     (18,200)
 Issuance of common stock upon
   exercise of options . . . . . . .      381,230           4         875
 Issuance of common stock under
   employee stock purchase plan. . .      102,284           1         240
 Cumulative translation adjustment .
 Net loss. . . . . . . . . . . . . .                                          (31,809)
                                       ----------       -----     -------    --------


Balance at December 31, 1995 . . . .   18,052,582         181      65,821     (50,009)
 Issuance of common stock upon . . .
   private placement . . . . . . . .    2,000,000          20       4,070
 Issuance of common stock upon . . .
   exercise of options . . . . . . .    2,458,999          25       7,938
 Issuance of common stock under. . .
   employee stock purchase plan. . .       85,846                     260
 Cumulative translation adjustment..
 Net loss. . . . . . . . . . . . . .                                           (3,841)
                                       ----------       -----     -------    --------

Balance at December 31, 1996 . . . .   22,597,427       $ 226     $78,089    $(53,850)
                                       ----------       -----     -------    --------
                                       ----------       -----     -------    --------


                                          CUMULATIVE
                                         TRANSLATION    NOTES
                                          ADJUSTMENT  RECEIVABLE   TOTAL
                                          ----------   ----------   -----

Balance at January 1, 1994 . . . . .      $(2,145)      $  --     $55,282
 Issuance of common stock upon
   exercise of options . . . . . . .                                  853
 Issuance of common stock under
   employee stock purchase plan. . .                                  334
 Cumulative translation adjustment .          391                     391
 Net loss. . . . . . . . . . . . . .                              (11,932)
                                         --------    --------    --------


Balance at December 31, 1994. . . .        (1,754)                 44,928
 Issuance of common stock upon
   exercise of options . . . . . . .                                  879
 Issuance of common stock under
   employee stock purchase plan. . .                                  241
 Cumulative translation adjustment .          121                     121
 Net loss. . . . . . . . . . . . . .                              (31,809)
                                         --------    --------    --------


Balance at December 31, 1995 . . . .       (1,633)                 14,360
 Issuance of common stock upon
   private placement . . . . . . . .                                4,090
 Issuance of common stock upon
   exercise of options . . . . . . .                   (4,902)      3,061
 Issuance of common stock under
   employee stock purchase plan. . .                                  260
 Cumulative translation adjustment.          (328)                   (328)
 Net loss. . . . . . . . . . . . . .                               (3,841)
                                         --------    --------    --------


Balance at December 31, 1996 . . . .     $ (1,961)   $ (4,902)   $ 17,602
                                         --------    --------    --------
                                         --------    --------    --------


             See accompanying notes to consolidated financial statements.

                                        RETIX
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                     Year ended December 31,
                                                  ---------------------------
                                                   1996       1995      1994
                                                  ------     ------    ------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . .   $(3,841)  $(31,809)  $(11,932)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization. . . . . . .     2,281      4,170      4,166
    Reserve for returns and bad debts  . . . .      (335)      (140)    (1,156)
    Restructuring expense (benefit). . . . . .    (2,050)    15,919       --
    Valuation provision for deferred tax
     assets. . . . . . . . . . . . . . . . . .     4,065      9,735      7,690
    Litigation settlement  . . . . . . . . . .        --         --     (3,600)
    Deferred income taxes. . . . . . . . . . .    (4,065)    (9,735)    (3,465)
    Deferred rent  . . . . . . . . . . . . . .       (99)      (132)      (102)
    Changes in operating assets and
     liabilities (Note 13) . . . . . . . . . .     1,283      3,102      6,086
                                                --------   --------   --------

    Net cash used for operating activities . .    (2,761)    (8,890)    (2,313)
                                                --------   --------   --------

Cash flows from investing activities:
  Net sales of short-term investments. . . . .     1,685      2,827      4,170
  Additions to property and equipment. . . . .    (1,757)    (1,680)    (3,398)
  Increase in other assets . . . . . . . . . .      (853)      (531)       (23)
                                                --------   --------   --------

    Net cash provided by (used for )
     investing activities  . . . . . . . . . .      (925)       616        749
                                                --------   --------   --------

Cash flows from financing activities:
  Repayment of long-term obligations . . . . .       (98)      (144)       (91)
  Net repayments under line of credit,
   short-term borrowings and notes payable . .        --         --       (396)
  Proceeds from issuance of common stock . . .     7,409      1,120      1,187
                                                --------   --------   --------

    Net cash provided by financing
     activities. . . . . . . . . . . . . . . .     7,311        976        700
                                                --------   --------   --------

Effect of exchange rate changes on cash. . . .      (195)       121        468
                                                --------   --------   --------

Net increase (decrease) in cash and cash
  equivalents  . . . . . . . . . . . . . . . .     3,430     (7,177)      (396)
Cash and cash equivalents, beginning
 of year . . . . . . . . . . . . . . . . . . .     5,518     12,695     13,091
                                                --------   --------   --------

Cash and cash equivalents, end of year . . . .  $  8,948   $  5,518   $ 12,695
                                                --------   --------   --------
                                                --------   --------   --------

             See accompanying notes to consolidated financial statements.

                                        RETIX
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

The consolidated financial statements include the accounts of Retix and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was founded in 1985 and designs, develops, manufactures, markets and supports networking system products that allow otherwise incompatible computing equipment and software applications to connect and interoperate among local area networks and wide area networks as well as software solutions for network management and wireless data services. Trading of the Company's common stock on the Nasdaq National Market commenced following the Company's initial public offering in December 1991.

Revenues are generated primarily from sale of hardware products and accessories, software license agreements and maintenance contracts. Sales to one customer, either directly or through a reseller, comprised approximately 15.3% and 9.9% of net revenues in 1996 and 1995, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

Cash equivalents consist of short-term investments purchased with original maturities of three months or less.

SHORT-TERM INVESTMENTS

Short-term investments consist primarily of highly liquid municipal bonds and commercial paper purchased with original maturities greater than three months.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The recorded values of the Company's financial instruments approximate their fair values.

REVENUE RECOGNITION

The Company derives revenue primarily from shipment of hardware products and accessories, software license fees, maintenance and customer support and, to a lesser extent, professional services and custom engineering consulting contracts. The Company recognizes hardware revenue at the time of shipment. Revenues from software licenses, for which there is a signed contract, collection is probable and customer acceptance is not dependent on fulfillment of other significant vendor obligations, is generally recognized upon transfer of the product to the customer. Costs associated with insignificant vendor obligations are accrued. Software license royalty revenue is recognized upon notification by the licensee that products incorporating the Company's software have been shipped by the licensee or, for products for which the Company has sufficient historical information, upon estimated amounts which the Company expects the customer to report. Revenues from maintenance and support contracts are recognized on a straight-line basis over the term of the contract. Revenues from professional services and custom engineering contracts, which are separately contracted for and priced from software license contracts, are generally recognized using the percentage of completion method of accounting or a time and materials basis.

Deferred revenues include unearned amounts received under maintenance and support contracts and amounts billed to customers but not recognized as revenue. The Company, subject to certain limitations, permits its customers to exchange products or to return products in exchange for credits against future purchases. An allowance for sales returns and price protection is accrued concurrently with the recognition of revenue.

                                        RETIX
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short term investments and accounts receivable. The Company places its cash, cash equivalents and short term investments with high credit-quality institutions and limits the amount of credit exposure to any one institution. The Company's accounts receivable arise from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any material credit related losses.

The Company has recorded an allowance for doubtful accounts to cover the difference between recorded revenues and collections from distributors, resellers and customers. The allowance and provision for bad debts are adjusted periodically based upon the Company's evaluation of historical collection experiences, industry reimbursement trends and other relevant factors.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the weighted average cost method.

PROPERTY AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of 18 to 24 months for machinery and computer equipment, 3 to 4 years for furniture and fixtures and the term of the lease for leasehold improvements.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from these estimates.

SOFTWARE DEVELOPMENT COSTS

Development costs incurred in the research and development of software products are expensed as incurred until the technological feasibility of the products has been established. After technological feasibility is established, certain additional costs of coding and testing are capitalized. Unamortized software development costs of $885,000, $649,000, and $647,000 were included in other assets at December 31, 1996, 1995, and 1994, respectively. Amortization of capitalized software development costs for the years ended December 31, 1996, 1995 and 1994 totaled $484,000, $458,000 and $346,000, respectively.

INCOME TAXES

Deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates.

INTERNATIONAL CURRENCY TRANSLATION

Assets and liabilities of international subsidiaries are translated into United States dollars at the exchange rate in effect at the close of the period, and income and expenses of these subsidiaries are translated at the weighted average exchange rate during the period. The aggregate effect of translating the financial statements of international subsidiaries is included as a separate component of shareholders' equity.

                                        RETIX
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FISCAL YEAR

The Company's fiscal year is the 52 or 53-week period ending on the Saturday nearest to December 31. For simplicity of presentation, the Company has described the 52 weeks ended December 28, 1996 as December 31, 1996, the 52 weeks ended December 30, 1995 as December 31, 1995, and the 52 weeks ended December 31, 1994 as December 31, 1994.

EARNINGS PER SHARE

Per share information is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method. Common stock equivalents were excluded from the 1996, 1995, and 1994 per share computations as their effect was antidilutive.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation arrangements. Had the Company elected to measure compensation cost based on the fair value of stock options awarded in 1996 and 1995, the net loss and net loss per share would have been $5,190,000 and $0.26, respectively, for the year ended December 31, 1996 and $32,021,000 and $1.79, respectively, for the year ended December 31, 1995. Stock options issued during 1996 and 1995 were assumed to be valued using the Black-Scholes model using a risk-free interest rate of 6.0%, expected life of 36 months, expected volatility of 107% and expected dividends of zero. However, because options vest over several years and grants prior to 1995 are excluded from these calculations, these amounts may not be representative of the impact on future years earnings, assuming grants are made in those years.

3.  SHAREHOLDERS' EQUITY

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

Notes receivable from issuance of Common Stock arose from the exercise of stock options. During the first quarter of 1996, the Board of Directors approved the exercise of stock options held and outstanding by certain key employees and consultants in exchange for promissory notes. The 1,793,250 shares of Common Stock issued upon such exercise of options is subject to repurchase by the Company based upon continuation of the terms of employment or consultancy agreements, with vesting and release from the Company's repurchase right on a cumulative basis from original date of option grant at a rate of 25% one year after the vesting commencement date and 1/48th of the shares subject to the original option in equal monthly installments thereafter. For purposes of computing earnings per share, the Common Stock issued subject to notes receivable are treated as options and are excluded from the calculation of earnings per share because they are considered antidilutive.

                                        RETIX
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  INVENTORIES

Inventories consist of the following (in thousands):

                                                       December 31,
                                                    ------------------
                                                    1996        1995
                                                    ------     ------
    Raw materials and component parts. . . . .     $  136      $1,718
    Work-in-process. . . . . . . . . . . . . .      1,196         491
    Finished goods . . . . . . . . . . . . . .        412         646
                                                    ------     ------
                                                   $1,744      $2,855
                                                    ------     ------
                                                    ------     ------

Work-in-process and finished goods inventories consist of material, direct labor and overhead associated with the manufacturing process.



5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                       December 31,
                                                  --------------------
                                                   1996         1995
                                                 --------     -------
    Buildings. . . . . . . . . . . . . . . . .   $    --      $ 2,229
    Machinery and equipment. . . . . . . . . .      4,817       4,071
    Furniture and fixtures . . . . . . . . . .        510         992
    Leasehold improvements . . . . . . . . . .        202         283
                                                 --------     -------
                                                    5,529       7,575
    Less accumulated depreciation and
      amortization . . . . . . . . . . . . . .      4,277       4,502
                                                 --------     -------
    Property and equipment, net. . . . . . . .   $  1,252     $ 3,073
                                                 --------     -------
                                                 --------     -------

Buildings consisted of capitalized leases for office space in the United Kingdom which were canceled during 1996. See Note 14 -"Restructuring Expenses."

6.  LONG TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

                                                       December 31,
                                                   -------------------
                                                    1996        1995
                                                  -------     -------
    Notes payable. . . . . . . . . . . . . . .    $    --      $   54
    Deferred rent. . . . . . . . . . . . . . .        276         375
    Accrued restructuring expenses . . . . . .         --       1,200
    Capitalized lease obligations. . . . . . .         --       2,609
                                                  -------     -------
    Total. . . . . . . . . . . . . . . . . .          276       4,238

    Less current portion . . . . . . . . . . .         --          54
                                                  -------     -------

       Total . . . . . . . . . . . . . . . . .    $   276     $ 4,184
                                                  -------     -------
                                                  -------     -------

The Company recognizes rent expense on operating leases with scheduled rent increases on a straight-line basis over the term of the lease. Deferred rent consists of timing differences between the recognition of rent expense and cash payments for rent. Interest expense related to a prior capital lease for the years ended December 31, 1995 and 1994 was $474,000 and $408,000, respectively.

                                        RETIX
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  INCOME TAXES

The components of loss before income taxes consist of the following (in thousands):

                                                          December 31,
                                                 -----------------------------
                                                   1996      1995       1994
                                                   ----      ----       ----

Domestic . . . . . . . . . . . . . . . . . .     $(5,747)  $(26,707)  $ (5,906)
Foreign. . . . . . . . . . . . . . . . . . .       1,906    ( 5,102)    (2,376)
                                                 -------   --------   --------

     Total . . . . . . . . . . . . . . . . .     $(3,841)  $(31,809)  $ (8,282)
                                                 -------   --------   --------
                                                 -------   --------   --------


The provision (benefit) for income taxes consists of the following (in thousands):

                                                        December 31,
                                                 ------------------------------
                                                  1996       1995        1994
                                                  ----       ----        ----
Current:
  Federal. . . . . . . . . . . . . . . . . .    $     --   $     --    $  (207)
  State. . . . . . . . . . . . . . . . . . .          --         --         --
  Foreign. . . . . . . . . . . . . . . . . .          --         --       (368)
                                                --------   --------    -------

     Total current . . . . . . . . . . . . .          --         --       (575)

Deferred . . . . . . . . . . . . . . . . . .      (4,065)    (9,735)    (3,465)

Valuation allowance. . . . . . . . . . . . .       4,065      9,735      7,690
                                                --------   --------    -------

     Total . . . . . . . . . . . . . . . . .    $    --    $    --     $ 3,650
                                                --------   --------    -------
                                                --------   --------    -------

The Company's effective income tax rate differs from the federal statutory income tax rate applied to income before provision for income taxes due to the following:

                                                          December 31,
                                                  -----------------------------
                                                   1996       1995      1994
                                                   ----       ----      ----

Federal statutory income tax rate. . . . . .     (34.0)%    (34.0)%    (34.0)%
Increases (reductions) in taxes resulting from:
   Effects of foreign operations . . . . . .     (17.2)       2.6        5.3
   State taxes, net of federal benefit . . .       0.1       (5.3)      (3.1)
   Research and development tax credit . . .      (3.5)       1.3      (17.5)
   Tax exempt interest income. . . . . . . .      --         (0.1)      (1.1)
   Other . . . . . . . . . . . . . . . . . .      (2.1)       4.9        1.6
   Valuation allowance . . . . . . . . . . .      56.7       30.6       92.9
                                                 -----      -----      -----
Effective tax rate . . . . . . . . . . . . .        -- %       -- %     44.1%
                                                 -----      -----      -----
                                                 -----      -----      -----

                                        RETIX
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Current and noncurrent deferred tax assets (liabilities) consist of the following (in thousands):

                                                           December 31,
                                                     ----------------------
Deferred tax assets:                                  1996           1995
                                                      ----           ----
  Expenses accrued . . . . . . . . . . . . .        $ 3,799        $ 6,292
  Credit for research and development expenses        4,853          4,361
  Credit for foreign taxes withheld. . . . .            809            658
  Depreciation . . . . . . . . . . . . . . .            312             --
  Net operating loss carryforwards . . . . .         17,873         12,781
                                                   --------       --------
                                                     27,646         24,092
                                                   --------       --------
 Deferred tax liabilities:
   Capitalized software  . . . . . . . . . .          (264)          (269)
   Depreciation. . . . . . . . . . . . . . .             --          (506)
                                                   --------       --------
                                                      (264)          (775)
                                                   --------       --------

Valuation allowance. . . . . . . . . . . . .       (27,382)       (23,317)
                                                   --------       --------

     Net deferred tax assets . . . . . . . .       $    --        $    --
                                                   --------       --------
                                                   --------       --------

The Company's credits for research and development expenses, which may be carried forward fifteen years, expire in 2005 through 2011; credits for foreign taxes withheld, which may be carried forward five years, expire in 1997 through 2001. Exclusive of Raycom, the Company has net operating loss carryforwards for federal income tax purposes of approximately $41,576,000, which expire in 2007 through 2011. The Company also has net operating loss carryforwards for state purposes of approximately $17,834,000 which expire in 1997 through 2001. Raycom has separately accumulated net operating loss carryforwards for federal tax purposes of approximately $14,555,000 which expire in 1997 through 2009. Such losses may only be used to offset Raycom's future taxable income and utilization is limited to approximately $390,000 per year.

Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder provide the Company a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. The tax effect of the deduction is excluded from the provision (benefit) for income taxes and credited directly to additional paid in capital. For the years ended December 31, 1996, 1995 and 1994, tax benefits creditable directly to shareholders' equity totaled $1,954,000, $151,000 and $146,000, respectively.

8.  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under noncancellable operating leases. At December 31, 1996, future minimum rental payments, net of applicable sublease income, under leases that have initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

 1997. . . . . . . . . . . . . . . . . . . . . . . . .      $   1,779
 1998. . . . . . . . . . . . . . . . . . . . . . . . .          1,574
 1999. . . . . . . . . . . . . . . . . . . . . . . . .          1,098
 2000. . . . . . . . . . . . . . . . . . . . . . . . .            521
 2001. . . . . . . . . . . . . . . . . . . . . . . . .            371
 Thereafter. . . . . . . . . . . . . . . . . . . . . .             53
                                                               ------

     Total . . . . . . . . . . . . . . . . . . . . . .         $5,396
                                                               ------
                                                               ------

                                        RETIX
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Rent expense under operating leases for the years ended December 31, 1996, 1995 and 1994 was $2,025,000, $3,116,000 and $3,169,000, respectively.

The Company is subject to certain legal proceedings and claims which arise in the conduct of its business. Additionally, the Company is contingently liable for the repayment of certain employment, training and capital grants from the government of Ireland. In the opinion of management,, the amount of any liability with respect to these actions will not have a material affect on the financial condition or results of operations of the Company.

9.  STOCK AND OPTION PLANS

Under the Company's stock purchase and stock option plans in effect at December 31, 1996, approximately 7,787,000 shares of Common Stock may be issued to employees directly or upon exercise of stock options to employees and in certain cases to consultants. The Company has eight stock and option plans that were in effect at December 31, 1996: the 1988 Stock Option Plan, the 1990 Stock Option Plan for Irish Employees, the 1991 Employee Stock Purchase Plan, the 1991 Directors' Stock Option Plan, the 1983 Raycom Stock Option Plan, the 1993 Raycom Stock Option Plan, the 1995 Executive Stock Option Plan and the 1996 Directors' Stock Option Plan. Under the foregoing option plans, options may be granted at an exercise price not less than the fair market value of the shares on the date of grant. Options under the 1990 Stock Option Plan for Irish Employees become exercisable at a rate of 25% after one year from the date of grant and 25% each year thereafter. Stock options for employees of Raycom (see Note 11 - "Merger with Raycom Systems, Inc.") were previously priced at $0.02 per share, the fair market value of Raycom's common stock on the date of grant. After the pooling of interests of Retix and Raycom, these options were converted to Retix stock options at a price of $1.14 per share. Options granted under the 1988 Stock Option Plan and the 1995 Executive Stock Option Plan generally become exercisable 25% after one year from date of grant, then ratably over the following thirty-six months based on continuous employment from the date of grant. The initial options granted to a director under the 1991 and 1996 Directors' Stock Option Plan become exercisable 25% on each of the first four anniversaries of the date of grant. Each subsequent option grant under the Directors' Stock Option Plans becomes exercisable in whole on the fourth anniversary of the date of grant. The 1991 Directors' Stock Option Plan was suspended upon shareholder approval of the 1996 Directors' Stock Option Plan at the most recent annual shareholders' meeting. All options expire ten years from the date of grant. On August 15, 1994, options to purchase 1,578,104 shares were repriced to $5.00 except those options granted under the 1991 Directors' Stock Option Plan.

The following summarizes activity in the option plans for the three years ended December 31, 1996:

                                        Number of
                                         Options       Exercise Price Per Share
                                        ---------      ------------------------
Outstanding
     December 31, 1993 . . . . . .     2,294,874           $ 1.14  -  $ 17.50
  Granted. . . . . . . . . . . . .     1,499,956             4.00  -    10.75
  Exercised. . . . . . . . . . . .      (311,275)            1.14  -     8.45
  Canceled . . . . . . . . . . . .      (756,473)            1.14  -    15.75
                                      -----------
Outstanding
     December 31, 1994 . . . . . .     2,727,082             1.14  -    15.50
  Granted. . . . . . . . . . . . .     2,259,925             2.13  -     4.45
  Exercised. . . . . . . . . . . .      (371,491)            1.14  -     3.50
  Canceled . . . . . . . . . . . .    (1,291,150)            1.14  -     5.25
                                      -----------
Outstanding,
     December 31, 1995 . . . . . .     3,324,366             1.14  -    15.50
  Granted. . . . . . . . . . . . .       625,500             2.00  -     3.98
  Exercised. . . . . . . . . . . .    (2,461,241)            1.14  -     5.25
  Canceled . . . . . . . . . . . .    (1,103,241)            1.14  -     5.25
                                      -----------
Outstanding,
     December 31, 1996 . . . . . .       385,384           $ 1.14  -  $ 15.50
                                      -----------
                                      -----------

                                        RETIX
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 1996 and 1995, options to purchase 175,384 shares and 709,551 shares, respectively, were exercisable under all Retix stock option plans at a weighted average exercise price of $6.67 and $3.43 per share, respectively. During the year ended December 31, 1996, the weighted average exercise price of options granted was $3.40 per share, of options exercised was $4.03 per share and of options canceled was $3.40 per share. The weighted average fair value of options granted during the twelve months ended December 31, 1996 was $2.32 per share.

Additional information regarding options outstanding as of December 31, 1996 is as follows:

                                   Options Outstanding                       Options Exercisable
                       ------------------------------------------------    ------------------------
   Range of          Number     Weighted Avg. Remaining    Weighted Avg.     Number     Weighted Avg.
Exercise Prices   Outstanding    Contractual Life (yrs)   Exercise Price   Exercisable  Exercise Price
---------------   -----------   -----------------------   --------------   -----------  --------------
      $1.14             215              0.4                $ 1.14             215       $ 1.14
   2.00 - 2.13      177,500              9.7                  2.10           2,500         2.10
   4.00 - 4.35       37,991              3.4                  4.20          22,991         4.34
   4.90 - 5.25      104,678              0.4                  5.12         104,678         5.12
       9.88          45,000              7.0                  9.88          30,000         9.88
      15.50          20,000              6.2                 15.50          15,000        15.50
                    -------                                                -------
 $1.14 - 15.50      385,384              6.1                $ 4.73         175,384       $ 6.67
                    -------                                                -------
                    -------                                                -------


At December 31, 1996 1,767,438 shares were available for future grants under all option plans.

The 1991 Employee Stock Purchase Plan allows eligible employees (including officers and employee directors) to purchase Common Stock of the Company through payroll deductions. Employees are eligible to participate if they are employed by the Company for at least twenty hours per week and more than five months per year. The purchase price per share is the lower of 85% of the fair market value of the Common Stock at either the beginning or end of the relevant six-month offering period. The Board of Directors may alter the duration of the offering periods without shareholder approval.

During 1996, the Company transferred the net assets and employees of its principal business divisions into three wholly-owned subsidiaries (the "Subsidiaries") and received Preferred Stock in amounts equivalent to the then-current fair value of the respective entities. In addition, the Subsidiaries created separate stock option plans (the "Subsidiary Option Plans") whereby Common Stock of the Subsidiaries may be issued to the respective employees and non-employee directors at the fair market value as of the date of grant. Total shares available for issuance under Subsidiary Option Plans represent 25%, 20% and 15% of all shares outstanding for Vertel, the internetworking unit and the wireless data unit, respectively. Vesting under the Subsidiary Option Plans generally reflect the vesting schedule as described above for the Retix employee stock option plans. All options are issued at fair market value and expire ten years from the date of grant.

Under the Vertel option plan, total options granted during the year ended December 31, 1996 at a weighted average exercise price of $3.00 per share were 3,028,047, of which 118,832 had been canceled, and 495,872 were exercisable as of December 31, 1996. Under the internetworking and wireless data subsidiary option plans, total options granted during the year ended December 31, 1996 were 1,905,650, and 1,675,450, respectively, at weighted average exercise prices of $0.50 and $0.25 per share, respectively, of which none were exercisable as of December 31, 1996.

10. EMPLOYEE BENEFIT PLANS

Qualified employees are eligible to participate in the Company's 401(k) tax deferred savings plan. Individual participants may contribute up to 15% of their compensation, subject to certain limitations, and the Company may make discretionary contributions. To date, the Company has made no contributions to the plan. The Company does not provide any other post retirement benefits to its employees.

                                        RETIX
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  MERGER WITH RAYCOM SYSTEMS, INC.

On March 3, 1994, Retix Acquisition Corp. (a wholly-owned subsidiary of Retix) merged into Raycom Systems, Inc. ("Raycom") pursuant to an Agreement and Plan of Reorganization (the "Agreement") as a result of which Raycom became a wholly owned subsidiary of Retix. The transaction was accounted for as a pooling of interests. Raycom is a manufacturer of stackable Ethernet switching products, Token Ring bridges and fiber optic multiplexers. Under the terms of the Agreement, the Company issued 754,842 shares of Common Stock in exchange for all of the outstanding capital stock of Raycom. As of the date of the merger, the Company also reserved an aggregate of 61,500 shares of its Common Stock for issuance upon exercise of previously outstanding options to purchase Raycom Common Stock, which options vest and become exercisable in accordance with the terms of the respective original Raycom stock option agreements.

The assets and liabilities of Retix and Raycom have been combined at their recorded amounts at the date of the merger. The historical results of Retix have been combined with the results of operations of Raycom for all periods presented. The financial statements of Retix have been restated to present the consolidated financial position and results of operations of the combined companies as if the merger had been consummated at the beginning of the periods presented.

The combined net loss per share applicable to common shareholders is based upon the weighted average number of common and common equivalent shares of Retix and Raycom for each period presented. The weighted average number of common and common equivalent shares of Raycom for each period presented have been restated as the equivalent number of shares of Retix, based on the ratio of exchange of stock in the merger, and combined with the weighted average number of common and common equivalent shares of Retix for each period presented.

12.  OPERATIONS BY GEOGRAPHIC AREA

The Company operates in one industry segment. The following presents a summary of operations by geographic area
(in thousands):

                                                 December 31,
                                     -----------------------------------
                                        1996          1995          1994
                                        ----          ----          ----
Net revenues
  U.S. operations . . . . . . . .    $23,787      $ 29,092       $43,947
  European operations . . . . . .      7,328         9,695        15,111
                                     -------       -------       -------
  Consolidated. . . . . . . . . .    $31,115      $ 38,787       $59,058
                                     -------       -------       -------
                                     -------       -------       -------
  Transfers between
    operations. . . . . . . . . .    $ 1,025      $  1,222       $ 7,938
                                     -------       -------       -------
                                     -------       -------       -------

Income (loss) from operations
  U.S. operations . . . . . . . .    $(6,382)     $(28,069)      $(6,961)
  European operations . . . . . .      1,881       ( 4,251)       (1,867)
                                     -------       -------       -------
  Consolidated. . . . . . . . . .    $(4,501)     $(32,320)      $(8,828)
                                     -------       -------       -------
                                     -------       -------       -------

Identifiable assets at end of period
  U.S. operations . . . . . . . .    $23,569       $21,340       $44,410
  European operations . . . . . .      4,504         8,058        15,140
                                     -------       -------       -------
  Consolidated. . . . . . . . . .    $28,073       $29,398       $59,550
                                     -------       -------       -------
                                     -------       -------       -------

Included in U.S. operations are export sales of $10,530,000, $11,272,000 and $21,151,000 for the years ended 1996, 1995 and 1994, respectively.

                                       RETIX
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  STATEMENT OF CASH FLOWS

Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following
(in thousands):

                                                                  December 31,
                                                     ------------------------------------
                                                       1996           1995           1994
                                                       ----           ----           ----
Trade accounts receivable . . . . . . . . . . . .    $  156         $7,842         $6,885
Inventories . . . . . . . . . . . . . . . . . . .     1,035          1,191            251
Prepaid expenses and other current assets . . . .        46            759          1,026
Accounts payable. . . . . . . . . . . . . . . . .       802         (2,027)        (1,654)
Accrued wages and related liabilities . . . . . .       223           (588)            42
Cash payments for restructuring expenses. . . . .    (2,470)        (1,849)            --
Other accrued liabilities . . . . . . . . . . . .     1,306         (1,953)          (544)
Deferred revenue. . . . . . . . . . . . . . . . .       185           (273)            80
                                                     ------         ------         ------
                                                     $1,283         $3,102         $6,086
                                                     ------         ------         ------
                                                     ------         ------         ------

Cash paid (received) during the years for interest and income taxes is as follows (in thousands):


                                                  December 31,
                                      ----------------------------------
                                        1996          1995          1994
                                        ----          ----          ----
Interest. . . . . . . . . . . . .      $  --         $ 474        $  417
Income taxes. . . . . . . . . . .      $(240)        $  30        $   77

During 1996, the Company wrote off fully depreciated assets totaling $643,000. Notes receivable from the issuance of common stock arose from the exercise of stock options and totaled $4,902,000 during 1996.

During 1995, the Company recorded a restructuring expense of $15,919,000 including inventory-related reserves of $4,115,000 and fixed asset-related reserves of $4,090,000. See also Note 14 - "Restructuring Expenses."

14.  RESTRUCTURING EXPENSES

The Company has experienced operating losses of $4,501,000, $32,320,000 and $8,828,000 in 1996, 1995, and 1994, respectively, while operating activities required a use of cash of $2,761,000, $8,890,000 and $2,313,000 during the same periods. In response to these factors, the Company commenced a major restructuring of its internetworking business unit during the fourth quarter of 1995.

The total charges related to restructuring included in the financial statements for the year ended December 31, 1995 were $15,919,000. The charge included one-time costs of elimination of excess manufacturing capacity, inventory reductions related to product line and distribution streamlining, facility and asset consolidation, employee severance pay and other related charges. The restructuring plan entailed work force reductions of 108 employees within manufacturing, engineering, sales, marketing and administration, of which 103 positions had been eliminated as of December 31, 1996. The plan also included the consolidation of various sales, service and engineering facilities to the Company's California and United Kingdom offices. During the fourth quarter of 1996, the Company recorded a reversal of restructuring reserves and accruals totaling $2,050,000. This reversal was primarily the result of favorable exits from certain leases which minimized the losses originally projected and, to a lesser extent, the reversal of accruals for other restructuring activities which were in excess of the actual costs incurred.

                                        RETIX
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In 1994, the Company developed a reorganization plan to allow the Company to focus on enhancing the Company's position in the router market and on the development of switch-based enterprise networking products. The reorganization plan entailed work force reductions of approximately 40 employees within manufacturing, engineering, sales, marketing and administration departments as well as the elimination of certain leased facilities.

Restructuring expenses and benefit for 1996, 1995 and 1994 are summarized as follows (in thousands):

                                                                Restructuring Expenses
                                                    -------------------------------------
                                                       1996           1995           1994
                                                       ----           ----           ----
Write down of assets to be sold,
    vacated or disposed of (in thousands):
Inventory . . . . . . . . . . . . . . . . . . .    $    --           5,200       $    --
Fixed assets. . . . . . . . . . . . . . . . . .         --           4,090            --
Facilities. . . . . . . . . . . . . . . . . . .      (1,993)         3,600          1,000
Severance and related costs . . . . . . . . . .         (46)         1,699            725
Other . . . . . . . . . . . . . . . . . . . . .         (11)         1,330            --
                                                   --------       --------       --------
                                                   $ (2,050)      $ 15,919       $  1,725
                                                   --------       --------       --------
                                                   --------       --------       --------

With respect to the 1995 restructuring and corresponding reversal in 1996, facility related reserves remaining as of December 31, 1996 totaled $400,000 and are expected to be paid in 1997. Substantially all of the $823,000 in other reserves remaining as of December 31, 1996, including $256,000 in severance reserves, are expected to be utilized in 1997, requiring the disbursement of approximately $406,000 in cash and primarily relating to costs associated with customer returns, warranties and final payments to terminated employees. All restructuring expenses accrued in 1994 were utilized as of December 31, 1995.

                             INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RETIX:


We have audited the accompanying consolidated balance sheets of Retix and its subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Retix and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP
Los Angeles, California
January 14, 1997

RESULTS OF OPERATIONS - UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables present unaudited quarterly financial information for the two years ended December 28, 1996. In the opinion of management, this information contains all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods.

                                                                     1996 Quarters Ended
                                                   -----------------------------------------------------
                                                   March 30        June 29       Sept. 28        Dec. 28
                                                   --------        -------       --------        -------
                                                            (in thousands, except per share data)
Quarterly results of operations:
Net revenues. . . . . . . . . . . . . . . . . . .  $  7,581       $  8,190       $  8,197       $  7,147
Gross profit. . . . . . . . . . . . . . . . . . .     4,803          5,380          5,953          4,855
Restructuring benefit . . . . . . . . . . . . . .       --             --             --          (2,050)
Loss from operations. . . . . . . . . . . . . . .    (1,510)        (1,162)          (954)          (875)
Net loss. . . . . . . . . . . . . . . . . . . . .    (1,409)          (951)          (592)          (889)

Net loss per common
  and common equivalent share:. . . . . . . . . .  $  (0.07)      $  (0.05)      $  (0.03)      $  (0.04)
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------

                                                                      1995 Quarters Ended
                                                    -----------------------------------------------------
                                                     Apr. 1         July 1       Sept. 30        Dec. 30
                                                     ------         ------       --------        -------
                                                            (in thousands, except per share data)
Quarterly results of operations:
Net revenues. . . . . . . . . . . . . . . . . . .  $ 13,128       $ 10,525       $  7,509       $  7,625
Gross profit. . . . . . . . . . . . . . . . . . .     6,944          6,622          3,783          4,472
Restructuring expense . . . . . . . . . . . . . .       --            --              --          15,919
Loss from operations. . . . . . . . . . . . . . .    (2,056)        (3,279)        (6,141)       (20,844)
Net loss. . . . . . . . . . . . . . . . . . . . .    (1,814)        (3,201)        (5,783)       (21,011)

Net loss per common
  and common equivalent share:. . . . . . . . . .  $  (0.10)      $  (0.18)      $  (0.32)      $  (1.17)
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------

     The Company's future revenues and operating results may be subject to quarterly fluctuations as a result of factors such as the timing of significant licenses of, or orders for, the Company's products, shifts in product mix, changes in distribution channels, the introduction of new products by the Company or its competitors, competitive pricing, changes in product demand resulting from fluctuations in foreign currency exchange rates, decreased European business activity during the summer months and changes in operating and material costs. Accordingly, quarter-to-quarter comparisons should not be relied upon as indicators of future performance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III

     Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14(A) as promulgated by the U.S. Securities and Exchange Commission (the "Proxy Statement") for its annual meeting of shareholders to be held April 15, 1997, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of Retix is incorporated by reference from the information under the caption "Election of Directors - Nominees" in the Registrant's Proxy Statement.

     Information with respect to executive officers of Retix is set forth in
Part I in this Annual Report on Form 10-K under "Item I - Business - Executive Officers of the Company".

ITEM 11.  COMPENSATION OF EXECUTIVE OFFICERS

     Incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Transactions with Management and Others" in the Registrant's Proxy Statement.

ITEM 12.  COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption " Common Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

ITEM 13.  TRANSACTIONS WITH MANAGEMENT AND OTHERS

     Incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Transactions with Management and Others" in the Registrant's Proxy Statement.

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1.   The financial statements and supplementary financial information listed below are filed as part of this annual report.

    Consolidated Balance Sheets at December 31, 1995 and
      December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . .   23

    Consolidated Statements of Operations for each of the three years
      in the period ended December 31, 1996. . . . . . . . . . . . . . .   24

    Consolidated Statements of Shareholders' Equity for each
      of the three years in the period ended December 31, 1996 . . . . .   25

    Consolidated Statements of Cash Flows for each of the three years
      in the period ended December 31, 1996. . . . . . . . . . . . . . .   26

    Notes to Consolidated Financial Statements . . . . . . . . . . . . .   27

    Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .   38


         2. The supplementary financial information listed below are filed as part of this annual report.

      Unaudited Quarterly Financial Information  . . . . . . . . . . . .   39

Schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements.


         3. Exhibits included herein, numbered in accordance with Item 601 of Regulation S-K.

NUMBER   DESCRIPTION
------   ---------------------------------------------------------------------

 2.1 Agreement and Plan of Reorganization dated January 28, 1994 among Registrant, Retix Acquisition Corporation and Raycom Systems, Inc.
         (6)

 2.2 Articles of Merger dated March 3, 1994 among Registrant, Retix Acquisition Corporation and Raycom Systems, Inc. as filed with the Colorado Secretary of State on March 3, 1994. (6)

 3.3     Amended and Restated Articles of Incorporation of the Registrant.  (8)

 3.4     Bylaws of the Registrant, as amended to date.  (12)

10.1     1985 Incentive Stock Option Plan and form of option agreement thereunder.  (2)

10.2     1988 Stock Option Plan and forms of option agreements thereunder.
         (11)

10.3 1990 Stock Option Plan for Irish Employees and form of option agreement thereunder. (1)

10.4 1991 Directors' Stock Option Plan and forms of option agreements thereunder, as amended to date. (13)

10.5 1991 Employee Stock Purchase Plan and form of subscription agreement thereunder. (3)

NUMBER   DESCRIPTION
------   ---------------------------------------------------------------------

10.6     Form of Indemnification Agreement.  (2)

10.7 Registration Rights Agreement, dated May 18, 1989, among the Registrant and certain shareholders.  (2)

10.12 Colorado Place Office Lease between the Registrant and Maguire Thomas Partners - Colorado Place, a California general partnership ("Maguire Thomas") dated February 5, 1991, and Letter Agreement between the Registrant and Maguire Thomas dated February 5, 1991. (2)

10.13 Lease Agreement between The University of Surrey and Retix Systems Limited, dated May 18, 1990. (2)

10.14    Lease Agreement between The University of Surrey and TSL
         Communications Limited, dated September 30, 1987.  (2)

10.15 Lease Agreement between Cofton Irish Investments and Retix B.V., dated August 4, 1993. (7)

10.16 Lease Agreement between Cofton Irish Investments and Retix B.V., dated August 4, 1993. (7)

10.18 Credit Agreement between the Registrant and the Bank of America, N.T. and S.A. dated October 24, 1991, including an Electronic Payment Services Agreement, an Acceptance Credit Agreement and Security Agreement attached thereto. (2)

10.19 Letter Agreements between Retix Ireland and Allied Irish Banks plc dated August 24, 1988 and May 2, 1989, including a Guarantee and Indemnity Agreement between the Registrant and the Allied Irish Banks Group. (2)

10.22 Lease Agreement between the Registrant and Moorpark Associates, a California Limited Partnership, dated February 5, 1993. (4)

10.23 Credit Agreement between the Registrant and Bank of America National Trust and Savings Association, dated June 16, 1992. (4)

10.24 Second Amendment dated June 30, 1993 to Credit Agreement between the Registrant and Bank of America National Trust and Savings Association, dated June 16, 1992.(5)

10.25 Amendment dated July 20, 1993 to Letter Agreements between Retix Ireland and Allied Irish Banks plc dated August 24, 1988 and May 2, 1989 including a Guarantee and Indemnity Agreement between the Registrant and the Allied Irish Banks Group. (7)

10.26 Transition Agreement between Stephen Frankel and Retix, dated July 26, 1995. (10)

10.27 Lease Agreement between the Registrant and OMA El Segundo Properties, a California general partnership, dated May 23, 1995. (12)

10.28 Employment Agreement between M.Y. Stephan and Retix, dated September 27, 1995. (12)

10.29 Employment Agreement between Philip Mantle and Retix, dated November 1, 1995. (12)

10.30 Common Stock and Warrant Purchase Agreement by and between Retix and Sierra Ventures V, L.P., dated January 30, 1996. (12)

10.31 Master Agreement dated February 28, 1996 for Spin-Off of Open Systems Interconnection Technology between Telaware Corporation and Retix.
         (12)

NUMBER   DESCRIPTION
------   ---------------------------------------------------------------------

10.32 1996 Directors' Stock Option Plan and forms of option agreement thereunder.(13)

10.33 Form of Exercise Notice and Stock Purchase Agreement between the Company and M.Y. Stephan, dated January 30, 1996.(13)

10.34 Form of Exercise Notice and Stock Purchase Agreement between the Company and M.Y. Stephan, dated March 18, 1996. (13)

10.35 Form of Exercise Notice and Stock Purchase Agreement between the Company and M.Y. Stephan, dated March 18, 1996. (13)

10.36 Form of Exercise Notice and Stock Purchase Agreement between the Company and Philip Mantle, dated January 30, 1996. (13)

10.37 Form of Exercise Notice and Stock Purchase Agreement between the Company and Philip Mantle, dated March 18, 1996. (13)

10.38 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 18, 1996. (13)

10.39 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated January 30, 1996. (13)

10.40 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated February 21, 1996. (13)

10.41 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 26, 1996. (13)

10.42 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 26, 1996. (13)

10.43 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 26, 1996. (13)

10.44 Form of Exercise Notice and Stock Purchase Agreement between the Company and Steven M. Waszak, dated March 26, 1996. (13)

10.45 Sublease Agreement dated May, 1996 between Value Behavioral Health and Retix.(14)

10.46 Master Agreement between Retix and Internetworking Solutions dated May 31, 1996.(14)

10.47 Master Agreement between Retix and Wireless Solutions dated May 31, 1996.(14)

10.48 Lease Agreement between the Registrant and Nomura-Warner Center Associates, L.P., dated November 26, 1996.(15)

21.1     Subsidiaries of the Registrant. (15)

24.1     Independent Auditors' Consent. (15)

25.1     Power of Attorney (see page 45). (15)
--------------------------------

 (1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

 (2) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrants Registration Statement on Form S-1 and Amendment No. 1 thereto (File No. 33-43544) which became effective on December 9, 1991.

 (3) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.

 (4) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

 (5) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1993.

 (6) Incorporated by reference to identically numbered exhibits filed in response to Item 7(c), "Exhibits," of the Registrant's Form 8-K dated March 17, 1994.

 (7) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

 (8) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994.

 (9) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(10) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1995.

(11) Incorporated by reference from Registrant's Registration Statement on Form S8 (No. 33-82154) filed on July 28, 1994.

(12) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(13) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996.

(14) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

(15)     Filed herewith.


         (b)  Reports on Form 8-K

              None

                                      SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RETIX

                                   /S/ Steven M. Waszak
                                  ----------------------
Date:  February 4, 1997           Steven M. Waszak
                                  Vice President, Finance & Administration
                                  and Chief Financial Officer

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joe Stephan and Steven M. Waszak, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Signature                    Title                           Date
--------------------------   --------------------------      -----------------


 /S/ Joe Stephan             President, Chief Executive      February 4, 1997
--------------------------   Officer and Director
    Joe Stephan              (Principal Executive Officer)


 /S/ Steven M. Waszak        Vice President of Finance       February 4, 1997
--------------------------   and Administration and
     Steven M. Waszak        Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)


 /S/ Neil J. Hynes           Director                        February 4, 1997
--------------------------
     Neil J. Hynes


 /S/ Craig W. Johnson        Director                        February 4, 1997
--------------------------
     Craig W. Johnson


 /S/ Gilbert P. Williamson   Director                        February 4, 1997
--------------------------
    Gilbert P. Williamson


/S/ Jeffrey M. Drazan        Director                        February 4, 1997
--------------------------
    Jeffrey M. Drazan