Form 10-Q
period 1997-03-28
RETIX
filed 1997-05-09
CIK 880458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C.   20549
                           --------------------------------



                                      FORM 10-Q


(MARK ONE)
                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 28, 1997

                                          OR

                [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from     to
                                                    ----   -----

                           Commission File Number  0-19640
--------------------------------------------------------------------------------



                                        RETIX
                (Exact name of Registrant as specified in its charter)


              CALIFORNIA                             95-3948704
    (State or other jurisdiction of              ( I.R.S. Employer
     incorporation or organization)            Identification Number)


                               4640 ADMIRALTY WAY, #600
                          MARINA DEL REY, CALIFORNIA  90292
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

                                  YES  X    NO
                                     -----    ------


         As of April 30, 1997 there were 22,606,815 shares of common stock outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                       RETIX
                            CONSOLIDATED BALANCE SHEETS
                                    (in thousands)

                                        ASSETS

                                                            MARCH 31,   DECEMBER 31,
                                                              1997          1996
                                                              ----          ----
                                                          (unaudited)
Current assets:
  Cash and short-term investments. . . . . . . . . . .        $14,067        $16,696
  Trade accounts receivable (net of allowances of
    $1,456 as of March 31, 1997 and $1,543 as of
    December 31, 1996) . . . . . . . . . . . . . . . .          3,610          5,161
  Inventories. . . . . . . . . . . . . . . . . . . . .          1,265          1,744
  Prepaid expenses and other current assets. . . . . .          1,802          1,566
                                                                -----          -----

Total current assets . . . . . . . . . . . . . . . . .         20,744         25,167

Property and equipment, net. . . . . . . . . . . . . .          1,257          1,252
Other assets . . . . . . . . . . . . . . . . . . . . .          1,254          1,654
                                                                -----          -----

                                                              $23,255        $28,073
                                                              -------        -------
                                                              -------        -------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .        $ 2,351        $ 2,138
  Accrued wages and related liabilities. . . . . . . .          1,321          1,282
  Accrued restructuring expenses . . . . . . . . . . .          1,136          1,223
  Other accrued liabilities. . . . . . . . . . . . . .          4,092          4,310
  Deferred revenue . . . . . . . . . . . . . . . . . .            536          1,242
                                                                -----          -----

     Total current liabilities . . . . . . . . . . . .          9,436         10,195

Long-term obligations, less current portion. . . . . .            206            276
                                                                -----          -----

     Total liabilities . . . . . . . . . . . . . . . .          9,642         10,471
                                                                -----         ------

Shareholders' equity:
  Preferred stock, par value $.01, 2,000,000 shares
   authorized;  none issued and outstanding
  Common stock, par value $.01, 50,000,000 shares
   authorized; shares issued and outstanding
   1997, 22,606,815; 1996, 22,597,427. . . . . . . . .            226            226
  Additional paid-in capital . . . . . . . . . . . . .         78,165         78,089
  Accumulated deficit. . . . . . . . . . . . . . . . .        (57,905)       (53,850)
  Cumulative translation adjustment. . . . . . . . . .         (1,971)        (1,961)
                                                               ------         ------
   Total . . . . . . . . . . . . . . . . . . . . . . .         18,515         22,504
  Less notes receivable from issuance of common stock          (4,902)        (4,902)
                                                               ------         ------

   Total shareholders' equity. . . . . . . . . . . . .         13,613         17,602
                                                               ------         ------
                                                              $23,255        $28,073
                                                              -------        -------
                                                              -------        -------

             See accompanying notes to consolidated financial statements

                                       RETIX
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share amounts)
                                    (unaudited)



                                                   THREE MONTHS ENDED MARCH 31,
                                                         1997      1996
                                                         ----      ----


Revenues:
  Product. . . . . . . . . . . . . . . . . . . .      $  5,229  $  6,560
  Service. . . . . . . . . . . . . . . . . . . .         1,248     1,021
                                                       -------   -------
   Net revenues. . . . . . . . . . . . . . . . .         6,477     7,581
                                                       -------   -------

Cost of revenues:
  Product. . . . . . . . . . . . . . . . . . . .         1,724     2,331
  Service. . . . . . . . . . . . . . . . . . . .           651       447
                                                       -------   -------
   Total cost of revenues. . . . . . . . . . . .         2,375     2,778
                                                       -------   -------

Gross profit . . . . . . . . . . . . . . . . . .         4,102     4,803
                                                       -------   -------

Operating expenses:
  Research and development . . . . . . . . . . .         3,082     2,533
  Sales and marketing. . . . . . . . . . . . . .         3,439     2,552
  General and administrative . . . . . . . . . .         1,600     1,228
                                                       -------   -------
   Total . . . . . . . . . . . . . . . . . . . .         8,121     6,313
                                                       -------   -------

Loss from operations . . . . . . . . . . . . . .        (4,019)   (1,510)
Other income (expense), net. . . . . . . . . . .           (36)      101
                                                       -------   -------

Loss before provision for income taxes . . . . .        (4,055)   (1,409)
Provision for income taxes . . . . . . . . . . .           --        --
                                                       -------   -------

Net loss . . . . . . . . . . . . . . . . . . . .       $(4,055)  $(1,409)
                                                       -------   -------
                                                       -------   -------



Net loss per common and
  common equivalent share. . . . . . . . . . . .        $(0.19)   $(0.07)
                                                        ------    ------

Common and common equivalent shares used
  in computing per share amount. . . . . . . . .        20,809   19,423
                                                        ------   -------




    See accompanying notes to consolidated financial statements.

                                       RETIX
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)


                                                       THREE MONTHS ENDED MARCH 31,
                                                          1997          1996
                                                          ----          ----
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . .   $(4,055)      $(1,409)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization. . . . . . . . . .       372           566
    Reserve for returns and bad debts. . . . . . . .       (87)         (100)
    Changes in operating assets and
     liabilities  (Note 4) . . . . . . . . . . . . .       980          (793)
                                                        ------         ------
   Net cash (used for) operating activities . . . .     (2,790)       (1,736)
                                                        ------         ------

Cash flows from investing activities:
   Decrease (increase) in short-term investments. .        (58)          (74)
   Additions to property and equipment. . . . . . .       (172)         (245)
   Decrease (increase) in other assets. . . . . . .        267          (124)
                                                        ------         ------
   Net cash provided by (used for) investing activities     37          (443)
                                                        ------         ------

Cash flows from financing activities:
  Repayment of long term obligations . . . . . . . .        --           (84)
  Proceeds from issuance of common stock . . . . . .        76         4,317
                                                        ------        ------
   Net cash provided by financing activities. . . .         76         4,233
                                                        ------        ------

Effect of exchange rate changes on cash. . . . . . .       (10)          (28)
                                                        ------         ------

Net increase (decrease) in cash and cash equivalents    (2,687)        2,026

Cash and cash equivalents, beginning of period . . .     8,948         5,518
                                                        ------        ------

Cash and cash equivalents, end of period . . . . . .   $ 6,261       $ 7,544
                                                       -------       -------
                                                       -------       -------



             See accompanying notes to consolidated financial statements.

                                        RETIX
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.  GENERAL

    The consolidated financial statements include the accounts of Retix and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The Company's fiscal year ends on the Saturday nearest to December 31. For simplicity of presentation, the Company has described the fiscal year ended December 28, 1996 as December 31, 1996 and has described the thirteen weeks ended March 30, 1996 and March 29, 1997 as the three months ended March 31, 1996 and 1997, respectively.


    It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 28, 1996 included in the Company's Annual Report. The results of operations for the three month period ended March 29, 1997 are not necessarily indicative of results that may be expected for the full year.

2.  CASH AND SHORT-TERM INVESTMENTS

Cash and short term investments consist of the following (in thousands):


                                                  March 31,     December 31,
                                                    1997             1996
                                                    ----             ----
                                                 (unaudited)

Cash and cash equivalents. . . . . . . . . . . . $  6,261         $  8,948
Short-term investments . . . . . . . . . . . . .    7,806            7,748
                                                  -------          -------
                                                  $14,067          $16,696
                                                  -------          -------
                                                  -------          -------

Cash equivalents consist of short term investments with original maturities of three months or less.

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                                  March 31,     December 31,
                                                    1997             1996
                                                    ----             ----
                                                 (unaudited)

  Raw materials and component parts. . . . . . .   $  425           $  136
  Work-in-process. . . . . . . . . . . . . . . .      346            1,196
  Finished goods . . . . . . . . . . . . . . . .      494              412
                                                   ------           ------
                                                   $1,265           $1,744
                                                   ------           ------
                                                   ------           ------

Work-in-process and finished goods inventories consist of material, direct labor and overhead associated with the manufacturing process.

                                        RETIX
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    (UNAUDITED)


4.  STATEMENT OF CASH FLOWS

Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities consist of the following (in thousands):

                                                 Three Months Ended March 31,
                                                    1997              1996
                                                    ----              ----

Trade accounts receivable. . . . . . . . . . . .   $1,123           $  276
Inventories. . . . . . . . . . . . . . . . . . .      479             (495)
Prepaid expenses and other current assets. . . .     (236)              42
Accounts payable . . . . . . . . . . . . . . . .      213              455
Accrued wages and related liabilities. . . . . .       39               21
Accrued restructuring expenses . . . . . . . . .      (87)          (1,224)
Other accrued liabilities. . . . . . . . . . . .     (622)             107
Deferred revenue . . . . . . . . . . . . . . . .       71               25
                                                   ------           ------
    Increase (decrease) in operating
      assets and liabilities . . . . . . . . . .   $  980           $ (793)
                                                   ------           ------
                                                   ------           ------

Financing and investing activities during the three months ended March 31, 1997 which affected recognized assets or liabilities but that did not result in cash receipts or cash payments were not significant.


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

    "SAFE HARBOR" Statements under the Private Securities Litigation Reform Act of 1995: Except for the historical information presented, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements that involve risks and uncertainties, including the size and timing of license fees closed during the quarter, the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter which makes forecasting difficult and subject to a substantial risk of variance with actual results, the timely development and acceptance of new and enhanced TMN-based, ATM-access and wireless software products in existing and new markets, the acceptance of new technologies like TMN and ATM, the impact of competitive products and pricing, the dependence on key partners and alliances, the ability to attract and retain qualified key personnel and the other risks detailed from time to time in the Company's public disclosure filings with the U.S. Securities and Exchange Commission (SEC). Copies of the most recent Forms 10K and 10Q are available upon request from Retix's Investor Relations Department.

    The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I -
Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 28, 1996 contained in the Company's Annual Report.

RESULTS OF OPERATIONS

    NET REVENUES.   Net revenues decreased 14.6% to $6,477,000 for the three
months ended March 31, 1997 as compared to $7,581,000 for the three months ended March 31, 1996. Revenues generated by the Company's TMN software business increased to $3,472,000 representing 53.6% of net revenues, during the first quarter of 1997 from $3,380,000, or 44.6% of net revenues, during the comparable period of 1996. Sales of internetworking products totaled $2,703,000 accounting for 41.7% of net revenues for the three months ended March 31, 1997 as compared to $3,804,000, or 50.2% of net revenues, for the same period of 1996. Wireless data product revenues totaled $302,000 for the three months ended March 31, 1997 as compared to $397,000 in revenues for the same period of 1996.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Sales generated by the Company's TMN software business consist of network management software and service revenues primarily from source license fees, royalties and services, including professional services, technical support and maintenance. Source license fees consist primarily of licenses of the Company's TMN-based software solutions and development platforms and typically have accounted for a substantial portion of total revenue in each quarter. Source license revenue is recognized upon transfer of the source code to the customer, provided there are no significant remaining obligations and collectibility is deemed probable by management in accordance with Statement of Position 91-1.
The increase in revenues during the first quarter of 1997 as compared to the same period of the prior year included a 20.4% increase in TMN-based source license fees and a 78% increase in professional services, offset by a decline in legacy OSI workgroup products revenues. The Company believes such increases in revenues reflect the broadening demand for TMN-based solutions in markets associated with leading-edge telecommunications technologies such as digital cellular, Sonet/SDH and broadband networks (i.e.: ATM). The Company believes continued increases in revenue in the future will be primarily dependent upon the further acceptance of new technologies like ATM, the timely deployment and acceptance of standards-based solutions such as TMN and alliances with key partners to develop compelling solutions for the management of public telecommunications networks.

    Internetworking revenues consist primarily of the Company's new high speed multi-service broadband access products that enable telecommunications service providers to extend broadband services to corporate users as well as sales of legacy multi-protocol router, local and remote LAN bridge and Ethernet switch products to private enterprises. Broadband access product revenues increased 47.3% during the three months ended March 31, 1997 as compared to the same period of 1996, while legacy product sales declined by 62.3% during the same period. As disclosed previously, this decline in legacy product revenues is attributable to several factors, including the successful completion of certain large end-user programs in the United States, the closure of unprofitable sales channels and narrowing of internetworking product lines in 1996 and the marketing and distribution resources of larger competitors affecting the Company's ability to gain or retain market share in the general distribution enterprise networking market.

    Further decreases in quarterly internetworking revenues are anticipated during 1997 as the Company migrates to its new generation of broadband access products. The Company believes increased internetworking revenues in the future will be primarily dependent on expansion of distribution channels as well as the success of the Company with regard to enhancing its presence in the broadband services market through the development of its next generation of multi-service broadband access products. The Company has planned new product introductions to its broadband access product-line in the first half of 1997, primarily targeted at the transparent multimedia services (TMS) and internet access markets, with subsequent upgrades and volume production projected for the second half of 1997 and beyond.

    Wireless data revenues of $302,000 in the first quarter of 1997, representing a decrease of 23.9% from $397,000 for the same period in 1996, reflects the impact of AT&T's decision to abandon the deployment of its pACT-based acknowledgment paging network.

    The Company intends to introduce several new products during 1997 to expand its position in the internetworking, TMN and wireless data markets; however, net revenues and operating results of future periods may be adversely affected if the Company experiences additional delays in releasing new products, if such new products are not accepted by the marketplace, or if the Company experiences unanticipated decreases in other product revenues.

    Sales to third party customers outside of North America comprised approximately 49.1% of net revenues for the three months ended March 31, 1997 as compared to 61.2% for the same period in 1996. The Company's high percentage of sales to customers outside of North America has historically been due primarily to relatively strong demand for internetworking products within Europe and Asia Pacific and to strong international demand for its TMN and OSI technology software.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    GROSS MARGIN. Cost of revenues consists primarily of manufacturing costs (material, labor, packaging, documentation and overhead) and, to a lesser extent, royalties paid under licensing agreements and warranty costs. Gross margin for the three months ended March 31, 1997 was 63.3% of net revenues as compared to 63.4% for the same period of 1996. Favorable trends in gross margins during the first quarter of 1997 include a five margin point increase associated with internetworking product shipments and a shift in the Company's revenue mix to 58.2% of net revenues from software-based products and services as compared to approximately 50% during the three months ended March 31, 1996. Offsetting these factors was an increase in the mix of professional services and nonrecurring engineering project revenues, which have significantly lower gross margins than software products, to 11.3% of the Company's net revenues during 1997 as compared to 5.0% during the same period of 1996. Gross margins on internetworking hardware product shipments improved in the first quarter of 1997 as compared to the same period of 1996 as substantial operating efficiencies, including elimination of excess production capacity related to internetworking products, were achieved as a result of the restructuring efforts announced in late 1995. The Company anticipates continued pricing pressures in the internetworking product areas and, although the Company is responding with a shift to outsourced manufacturing production and reductions in product costing as well as changes to pricing structures and distribution strategies, margins may fluctuate and could decline in future periods.


    RESEARCH AND DEVELOPMENT. The Company continues to make significant investments in research and development to develop new enterprise and broadband access internetworking products, as well as to expand its expertise in TMN and wireless data technologies and to continue sustaining support of its product offerings. The major components of research and development expenses are engineering salaries, employee benefits and associated overhead, purchased software, fees to outside contractors, the cost of facilities and depreciation of capital equipment. For the three months ended March 31, 1997, the Company's research and development expenses increased 21.7% to $3,082,000 from $2,533,000 for the same period in 1996. As a percentage of revenue, research and development expenses were 47.6% for the three months ended March 31, 1997 as compared to 33.4% for the same period in 1996. The increase in research and development expense for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to a decision at Vertel, the Company's TMN software business, to adopt and invest in a strategy to expand its emphasis on the development of integrated platform solutions and generic network management applications. These charges included $516,000 in costs associated with software technology purchases during the first quarter of 1997. The Company expects to continue to make significant investments in the development of new products and feature enhancement to existing product lines, although such expenses may fluctuate from quarter to quarter both in absolute dollars and as a percentage of revenue depending on the status of various development projects and the level of custom engineering services that are reallocated to costs of revenue.

    SALES AND MARKETING. Sales and marketing expenses increased 34.8% to $3,439,000 for the three months ended March 31, 1997 as compared to $2,552,000 for the same period in 1996. Sales and marketing expenses as a percentage of net revenues increased to 53.1% for the three months ended March 31, 1997 as compared to 33.7% for the same period in 1996. The significant increase in the absolute amount of sales and marketing expenses in the first quarter of 1997 as compared to the same period of 1996 reflected increased sales and marketing activities at Vertel during the three months ended March 31, 1997, as compared to the first quarter of 1996. These activities were aimed at increasing the industry wide adoption rate of TMN-based solutions and broadening market development opportunities through activities like the Global TMN Summit co-sponsored by Vertel in February 1997 as well as growth in offices and sales activities around the world. Vertel intends to continue to expand its sales and marketing functions to support anticipated broader market adoption of TMN.

    Sales and marketing expenses consist primarily of personnel and related costs relative to the selling, sales support and marketing activities, including marketing programs such as trade shows and other promotional costs. The Company believes that substantial sales and marketing expenditures are essential to developing opportunities for revenue growth and to renewing the Company's competitive position. Sales and marketing expenses are expected to continue to comprise a significant percentage of the Company's total expenses because of costs associated with supporting a worldwide organization of sales and service functions necessary to meet the needs of the Company's customer base and to respond to the opportunities in the rapidly growing telecommunications networking marketplace. The Company anticipates that sales and marketing expenses will increase in absolute dollars, although such expenses may fluctuate from quarter to quarter both in absolute dollars and as a percentage of revenue.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 30.3% to $1,600,000 for the three months ended March 31, 1997 as compared to $1,228,000 for the same period in 1996. General and administrative expenses as a percentage of net revenues increased to 24.7% for the three months ended March 31, 1997 as compared to 16.2% for the same period in 1996. The increase in absolute spending for general and administrative costs in the first quarter of 1997 as compared to the same period of 1996 is primarily due to $499,000 in redeployment and consolidation charges for Vertel in support of its acceleration in development of integrated network management solutions.

    LOSS FROM OPERATIONS. The Company incurred a loss from operations of $4,019,000 for the three months ended March 31, 1997 as compared to $1,510,000 for the same period of 1996. The losses from operations are attributable to declines in net revenues and gross profit, increases in operating expenses for Vertel, offset by an increase in gross margin percentages.

    In 1996 and the first quarter of 1997, the Company has experienced continuing operating losses. There can be no assurance that the Company will be able to regain profitability or resume revenue growth on a quarterly or annual basis. The Company's expense levels are based in part on its expectation of future revenues. As a result of failure to meet these expectations, the Company has had to undertake several reorganizations to date. Delays in new product introductions or product enhancements or the introduction of unsuccessful products could adversely affect the Company. If revenues are below expectations, results of operations may be adversely affected.

    OTHER INCOME. For the three months ended March 31, 1997 other income, consisting of interest income, net of interest expense, currency gains and losses, and various other items decreased by $137,000, or 135.6% as compared to the same period in 1996. The decrease is primarily due to the increases in foreign tax withholdings on international sales and decreases in interest income as a result of declining cash balances during the corresponding periods.

    PROVISION FOR INCOME TAXES. The Company recorded no provision for income taxes on a pre-tax loss of $4,055,000 in the first quarter of 1997. A valuation allowance against the total amount of net deferred tax assets has been established. As a result of the increase in the valuation allowance, the Company has net deferred tax assets of approximately $27 million for which no benefit has been provided at March 31, 1997. These net deferred tax assets will be realized to the extent that the Company operates profitably in the future during the respective carryforward periods.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997 the Company's principal sources of liquidity consisted of $14,067,000 in cash, cash equivalents and short-term investments. The Company's cash management system includes a sweep account which enables the Company to consolidate its operating cash into a central account daily and advance cash to the Company's subsidiaries to fund operating cash requirements.

    Cash, cash equivalents and short-term investments decreased $2,629,000 or 15.7% during the three months ended March 31, 1997. The decrease in cash is primarily attributable to the operating loss of $4,055,000 in the same period. The operating losses were offset by, among other things, $1,123,000 in cash flow increases from the collection of accounts receivable during the quarter.

    The Company believes that existing sources of liquidity, capital resources and funds from operations will satisfy the Company's anticipated cash needs through the end of the year. From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) The Registrant's annual meeting of shareholders was held on April 15, 1997.

              (b)  The following Class I directors were elected at the meeting:
                   Jeff Drazan, Joe Stephan and Gil Williamson. Voting results for the election of all Director nominees were as follows:

                                     FOR         WITHHELD   BROKER NON-VOTES
                                  ----------     --------  -----------------
                   Jeff Drazan    20,637,271     225,230     not applicable
                   Joe Stephan    20,637,271     225,230     not applicable
                   Gil Williamson 20,637,271     225,230     not applicable

                   Only Class I directors were elected at the meeting. The current term for Class II directors, including Neil Hynes and Craig Johnson, will continue until the 1998 annual meeting of shareholders.

              (c) The other matters voted upon at the meeting and results of those votes were as follows:
                   (i) Proposal to approve the appointment of Deloitte and Touche LLP as the independent auditors of the corporation for the fiscal year ended December 31, 1997.

                       FOR       OPPOSED     ABSTAINED         BROKER NON-VOTES
                    ----------   -------    ----------         ----------------
                    20,682,417   118,745      61,339                 0

ITEM 5.  OTHER INFORMATION

              None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)       EXHIBITS

              4.1  Preferred Shares Rights Agreement, dated as of
                   April 29, 1997, between Retix and ChaseMellon Shareholder Services, L.L.C., including the Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. Incorporated by reference from Registrant's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on April 30, 1997.

    (b)       REPORTS ON FORM 8-K

              None.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RETIX
                                  (Registrant)



Date:  May 9, 1997                /S/  Steven M. Waszak
                                  ---------------------------------
                                  Steven M. Waszak
                                  Vice President of Finance and Administration
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)