Form 10-Q
period 1997-06-28
RETIX
filed 1997-08-12
CIK 880458

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC   20549

                              ---------------------


                                    FORM 10-Q


(MARK ONE)
             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997

                                       OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number  0-19640
                    -----------------------------------------




                                      RETIX
             (Exact name of Registrant as specified in its charter)


               CALIFORNIA                              95-3948704
    (State or other jurisdiction of                ( I.R.S. Employer
     incorporation or organization)              Identification Number)



                             4640 ADMIRALTY WAY, #600
                        MARINA DEL REY, CALIFORNIA  90292
                     (Address of principal executive offices)

     Registrant's telephone number, including area code: (310) 828-3400


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past ninety days.

                              YES  X    NO
                                  -----    -----


As of August 8, 1997 there were 22,663,201 shares of common stock outstanding.



Total number of sequential pages:   11
                                 -------


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      RETIX
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  ASSETS
                                                                            JUNE 30,       DECEMBER 31,
                                                                              1997             1996
                                                                         --------------   --------------
                                                                           (unaudited)
Current assets:
     Cash and short-term investments...............................         $12,843          $16,696
     Trade accounts receivable (net of allowances of  $1,492 as of
       June 30, 1997 and $1,543 as of December 31, 1996)...........           3,634            5,161
     Inventories...................................................           1,227            1,744
     Prepaid expenses and other current assets.....................           1,529            1,566
                                                                            --------         --------

Total current assets...............................................          19,233           25,167

Property and equipment, net........................................           1,234            1,252
Other assets.......................................................           1,184            1,654
                                                                            -------           ------
                                                                            $21,651          $28,073
                                                                            --------         --------
                                                                            --------         --------


                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable...............................................         $ 2,103          $ 2,138
    Accrued wages and related liabilities..........................           1,112            1,282
    Accrued restructuring expenses.................................           1,076            1,223
    Other accrued liabilities......................................           4,241            4,310
    Deferred revenue...............................................             460            1,242
                                                                            --------         --------

       Total current liabilities...................................           8,992           10,195

Long-term obligations, less current portion........................             189              276
                                                                            --------         --------

       Total liabilities...........................................           9,181           10,471
                                                                            --------         --------

Shareholders' equity:
     Preferred stock, par value $.01, 2,000,000 shares authorized;
       none issued and outstanding
     Common stock, par value $.01, 50,000,000 shares authorized;
       shares issued and outstanding 1997, 22,662,648;
       1996, 22,597,427............................................             227              226
     Additional paid-in capital....................................          78,294           78,089
     Accumulated deficit...........................................         (59,178)         (53,850)
     Cumulative translation adjustment.............................          (1,971)          (1,961)
                                                                            --------         --------
         Total.....................................................          17,372           22,504
     Less notes receivable from issuance of common stock...........          (4,902)          (4,902)
                                                                            --------         --------

         Total shareholders' equity................................          12,470           17,602
                                                                            --------         --------

                                                                            $21,651          $28,073
                                                                            --------         --------
                                                                            --------         --------

          See accompanying notes to consolidated financial statements

                                     RETIX
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                                 1997           1996           1997         1996
                                                                               --------       --------       --------     --------
Revenues:
  Product..........................................................             $6,158         $7,011         $11,387      $13,571
  Service..........................................................              1,339          1,179           2,585        2,200
                                                                               --------       --------       --------     --------
    Net revenues...................................................              7,497          8,190          13,972       15,771

Cost of revenues:
  Product..........................................................                985          2,300           2,709        4,631
  Service..........................................................                737            510           1,388          957
                                                                               --------       --------       --------     --------
    Total cost of revenues.........................................              1,722          2,810           4,097        5,588

Gross profit.......................................................              5,775          5,380           9,875       10,183
                                                                               --------       --------       --------     --------

Operating expenses:
  Research and development.........................................              2,550          2,593           5,632        5,126
  Sales and marketing..............................................              3,258          2,807           6,696        5,359
  General and administrative.......................................              1,305          1,142           2,904        2,370
                                                                               --------       --------       --------     --------
    Total..........................................................              7,113          6,542          15,232       12,855
                                                                               --------       --------       --------     --------

Loss from operations...............................................             (1,338)        (1,162)         (5,357)      (2,672)

Other income.......................................................                 65            211              29          312
                                                                               --------       --------       --------     --------

Loss before provision for income taxes.............................             (1,273)          (951)         (5,328)      (2,360)

Provision for income taxes.........................................                --             --              --           --
                                                                               --------       --------       --------     --------

Net loss...........................................................            $(1,273)        $ (951)        $(5,328)     $(2,360)
                                                                               --------       --------       --------     --------
                                                                               --------       --------       --------     --------


Net loss per common and
   common equivalent share.........................................             $(0.06)        $(0.05)         $(0.26)      $(0.12)
                                                                               --------       --------       --------     --------

Common and common equivalent shares used
   in computing per share amount...................................             20,856         20,365          20,833       19,894
                                                                               --------       --------       --------     --------

           See accompanying notes to consolidated financial statements.

                                     RETIX
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                 1997                  1996
                                                                               --------              --------
Cash flows from operating activities:
  Net loss..........................................................           $(5,328)              $(2,360)
    Adjustments to reconcile net loss to net cash provided by
      (used for) operating activities:
        Depreciation and amortization...............................               713                 1,126
        Reserve for returns and bad debts...........................               (51)                 (103)
        Changes in operating assets and liabilities  (Note 4).......               842                (1,089)
                                                                               --------              --------
    Net cash used for operating activities..........................            (3,824)               (2,426)
                                                                               --------              --------

Cash flows from investing activities:
  Increase in short-term investments................................              (140)                  (96)
  Additions to property and equipment...............................              (467)                 (394)
  Increase (decrease) in other assets...............................               242                  (508)
                                                                               --------              --------
    Net cash used for investing activities..........................              (365)                 (998)
                                                                               --------              --------

Cash flows from financing activities:
  Repayment of long term obligations................................               --                    (98)
  Proceeds from issuance of common stock............................               206                 6,866
                                                                               --------              --------
    Net cash provided by financing activities.......................               206                 6,768
                                                                               --------              --------

Effect of exchange rate changes on cash.............................               (10)                   (5)
                                                                               --------              --------

Net increase (decrease) in cash and cash equivalents................            (3,993)                3,339

Cash and cash equivalents, beginning of period......................             8,948                 5,518
                                                                               --------              --------

Cash and cash equivalents, end of period............................           $ 4,955               $ 8,857
                                                                               --------              --------
                                                                               --------              --------

             See accompanying notes to consolidated financial statements.

                                      RETIX
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   GENERAL

     The consolidated financial statements include the accounts of Retix and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim consoli-dated financial statements are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The Company's fiscal year ends on the Saturday nearest to December 31. For simplicity of presenta-tion, the Company has described the fiscal year ended December 28, 1996 as December 31, 1996 and has described the thirteen weeks ended June 29, 1996 and June 27, 1997 as the six months ended June 30, 1996 and 1997, respectively.

     It is suggested that these consolidated financial statements and the accompany-ing notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 1996 included in the Company's Annual Report. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of results that may be expected for the full year.

2.   CASH AND SHORT-TERM INVESTMENTS

     Cash and short term investments consist of the following (in thousands):

                                                        June 30,     December 31,
                                                          1997           1996
                                                      -----------    ------------
                                                      (unaudited)
Cash and cash equivalents.........................       $ 4,955       $ 8,948
Short-term investments............................         7,888         7,748
                                                      -----------    ------------
                                                         $12,843       $16,696
                                                      -----------    ------------
                                                      -----------    ------------

     Cash equivalents consist of short term investments with original maturities of six months or less.

3.   INVENTORIES

Inventories consist of the following (in thousands):


                                                        June 30,     December 31,
                                                          1997           1996
                                                      -----------    ------------
                                                      (unaudited)
Raw materials and component parts.................       $   631       $   136
Work-in-process...................................           170         1,196
Finished goods....................................           426           412
                                                      -----------    ------------
                                                         $ 1,227       $ 1,744
                                                      -----------    ------------
                                                      -----------    ------------


     Work-in-process and finished goods inventories consist of material, direct labor and overhead associated with the manufacturing process.

                                     RETIX
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)


4.   STATEMENT OF CASH FLOWS

     Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities consist of the following (in thousands):

                                                                             Six Months Ended June 30,
                                                                                 1997           1996
                                                                               --------       --------
   Trade accounts receivable...............................................     $1,063         $   62
   Inventories.............................................................        617            190
   Prepaid expenses and other current assets...............................        (63)            94
   Accounts payable........................................................        (35)           978
   Accrued wages and related liabilities...................................       (170)          (221)
   Accrued restructuring expenses..........................................       (147)        (2,176)
   Other accrued liabilities...............................................       (418)           (16)
   Deferred revenue........................................................         (5)            --
                                                                               --------       --------
      Increase (decrease) in operating assets and liabilities..............     $  842        $(1,089)
                                                                               --------       --------
                                                                               --------       --------

     Financing and investing activities during the six months ended June 30, 1997 which affected recognized assets or liabilities but that did not result in cash receipts or cash payments were not significant.

5.   PER SHARE INFORMATION

     Earnings per share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method. Such common stock equivalents are excluded from the loss per share calculation as their effect is anti-dilutive for the period ending June 30, 1997.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by basic earnings per share from which the dilutive effect of stock options will be excluded. The impact of adopting Statement No. 128 will result in no change in primary loss per share for the periods ended June 30, 1997 and June 30, 1996 due to the anti-dilutive effect of common stock equivalents during these periods.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)



RESULTS OF OPERATIONS

     NET REVENUES. Net revenues decreased 8.5% to $7,497,000 for the three months ended June 30, 1997 and decreased 11.4% to $13,972,000 for the six months ended June 30, 1997 as compared to $8,190,000 and $15,771,000 for the three and six month periods ended June 30, 1996, respectively. Revenues generated by the Company's TMN and wireless software product lines increased 56.2% to $5,869,000 and 28.0% to $9,643,000 during the three and six month periods ended June 30, 1997, as compared to the same periods of 1996. The increase in software sales for the three and six month periods for 1997 is primarily due to $1.9 million in final billings related to the discontinuance of the pACT-based two way paging messaging products as well as a 13% increase in revenues associated with TMN-based software products and services. Sales of internetworking products declined 63.3% to $1,628,000 and 47.4% to $4,331,000, respectively, for the three and six months ended June 30, 1997 as compared to the same periods of 1996.

     Sales generated by the Company's TMN software business consist of network management software and service revenues primarily from source license fees, royalties and services, including professional services, technical support and maintenance. Source license fees consist primarily of licenses of the Company's TMN-based software solutions and development platforms and typically have accounted for a substantial portion of total revenue in each quarter. Source license revenue is recognized upon transfer of the source code to the customer, provided there are no significant remaining obligations and collectibility is deemed probable by management in accordance with Statement of Position 91-1. The increase in revenues during the second quarter of 1997 as compared to the same period of the prior year included a 13.0% increase in TMN-based source license fees and a 27.2% increase in professional services, offset by a decline in legacy OSI workgroup products revenues. The Company believes such increases in revenues reflect the broadening demand for TMN-based solutions in markets associated with leading-edge telecommunications technologies such as digital cellular, Sonet/SDH and broadband networks. The Company believes continued increases in revenue in the future will be primarily dependent upon the further acceptance of new technologies like ATM, the timely deployment and acceptance of standards-based solutions such as TMN and alliances with key partners to develop compelling solutions for the management of public telecommunications networks.

     Internetworking revenues consist primarily of the Company's new high speed multi-service broadband access products that enable telecommunications service providers to extend broadband services to corporate users as well as sales of legacy multi-protocol router, local and remote LAN bridge and Ethernet switch products to private enterprises. Broadband access product revenues increased 29.4% during the six months ended June 30, 1997 as compared to the same period of 1996, while legacy product sales declined by 55.8% during the same period. As the Company has previously reported, this decline in legacy product revenues is attributable to several factors, including the successful completion of certain large end-user programs in the United States, the closure of unprofitable sales channels and narrowing of internetworking product lines in 1996 and the marketing and distribution resources of larger competitors affecting the Company's ability to gain or retain market share in the general distribution enterprise networking market.


     Further decreases in quarterly internetworking revenues are anticipated during 1997 as the Company migrates to its new generation of broadband access products. The Company believes increased internetworking revenues in the future will be primarily dependent on expansion of distribution channels as well as the success of the Company with regard to enhancing its presence in the broadband services market through the development of its next generation of multi-service broadband access products. The Company has planned additional product and feature introductions to its broadband access product-line in the second half of 1997, primarily targeted at the transparent multimedia services (TMS) and internet access markets, with subsequent upgrades and volume production projected for the second half of 1997 and beyond.

     The Company intends to introduce several new products and enhanced features to existing products during 1997 to expand its position in the internetworking, TMN and wireless data markets; however, net revenues and operating results of future periods may be adversely affected if the Company experiences additional delays in releasing new products, if such new products are not accepted by the market-place, or if the Company experiences unanticipated decreases in other product revenues.

     Sales to third party customers outside of North America comprised approximately 43.2% of net revenues for the six months ended June 30, 1997 as compared to 58.3% for the same period in 1996. The Company's high percentage of sales to customers outside of North America has historically been due primarily to relatively strong demand for internetworking products within Europe and Asia Pacific and to strong international demand for its TMN and OSI technology software.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

     GROSS MARGIN. Cost of revenues consists primarily of manufacturing costs (material, labor, packaging, documentation and overhead) and, to a lesser extent, royalties paid under licensing agreements and warranty costs. Gross margin for the three and six months ended June 30, 1997, respectively, was 77.0% and 70.7% of net revenues as compared to 65.7% and 64.6% for the same periods of 1996, respectively. Favorable trends in gross margins during the first half of 1997 include a 3.7 margin point increase associated with internetworking product shipments and a shift in the Company's revenue mix to 69.0% of net revenues from software-based products and services as compared to approximately 47.8% during the six months ended June 30, 1996. Offsetting these factors was an increase in the mix of professional services and nonrecurring engineering project revenues, which have significantly lower gross margins than software products, to 10.9% of the Company's net revenues during the six months ended June 30, 1997 as compared to 6.5% during the same period of 1996. Gross margins on internetworking hardware product shipments improved in the first half of 1997 as compared to the same period of 1996 as substantial operating efficiencies, including the elimination of excess production capacities were achieved as a result of the restructuring efforts implemented in the first half of 1996. The Company anticipates continued pricing pressures in the internetworking product areas and, although the Company is responding with a shift to outsourced manufacturing production and reductions in product costing as well as changes to pricing structures and distribution strategies, margins may fluctuate and could decline in future periods.

     RESEARCH AND DEVELOPMENT. The Company continues to make significant investments in research and development to develop new enterprise and broadband access internetworking products, as well as to expand its expertise in TMN and wireless data technologies and to continue sustaining support of its product offerings. The major components of research and development expenses are engineering salaries, employee benefits and associated overhead, purchased software, fees to outside contractors, the cost of facilities and depreciation of capital equipment. For the three months ended June 30, 1997, the Company's research and development expenses decreased 1.7% to $2,550,000 from $2,593,000 for the same period in 1996. For the six months ended June 30, 1997, the Company's research and development expenses increased 9.9% to $5,632,000 from $5,126,000 for the same period in 1996. As a percentage of revenue, research and development expenses were 34.0% and 40.3% for the three and six months ended June 30, 1997, respectively, as compared to 31.7% and 32.5% for the same periods in 1996. The increase in research and development expense for the six months ended June 30, 1997 as compared to the same period in 1996 is primarily due to a decision by Vertel, the Company's TMN software subsidiary, to expand its emphasis on the development of integrated platform solutions and generic network management applications. This decision resulted in a variety of charges, including $516,000 in costs associated with software technology purchases during the first quarter of 1997. The Company expects to continue to make significant investments in the development of new products and feature enhancement to existing product lines, although such expenses may fluctuate from quarter to quarter both in absolute dollars and as a percentage of revenue depending on the status of various development projects and the level of custom engineering services that are reallocated to costs of revenue.

     SALES AND MARKETING. Sales and marketing expenses increased 16.1% to $3,258,000 for the three months ended June 30, 1997 as compared to $2,807,000 for the same period in 1996. For the six months ended June 30, 1997, the Company's sales and marketing expenses increased 24.9% to $6,696,000 from $5,359,000 for the same period in 1996. Sales and marketing expenses as a percentage of net revenues increased to 43.5% and 47.9% for the three and six months ended June 30, 1997 as compared to 34.3% and 34.0% for the same period in 1996. The significant increase in the absolute amount of sales and marketing expenses in 1997 as compared to 1996 reflected higher selling costs from an increasing mix of TMN-based software revenues generated in developing territories, increased sales and marketing activities at Vertel during the first half of 1997 as compared to 1996 and costs associated with the introduction of the Company's broadband access product, Sonoma Access, in the second quarter of 1997. These activities were aimed at increasing the industry-wide adoption rate of TMN-based solutions and broadening market development opportunities through activities such as the Global TMN Summit co-sponsored by Vertel in February 1997 and growth of offices and sales activities around the world. The Company intends to continue to expand its sales and marketing functions to support anticipated broader market adoption of TMN and demand for broadband access products.

     Sales and marketing expenses consist primarily of personnel and related costs relative to the Company's selling, sales support and marketing activities, including marketing programs such as trade shows and other promotional costs. The Company believes that substantial sales and marketing expenditures are essential to developing opportunities for revenue growth and to renewing the Company's competitive position. Sales and marketing expenses are expected to continue to comprise a significant percentage of the Company's total expenses because of costs associated with supporting a worldwide organization of sales and service functions necessary to meet the needs of the Company's customer base and to respond to

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

the opportunities in the rapidly growing telecommunications networking market-place. The Company anticipates that sales and marketing expenses will increase in absolute dollars, although such expenses may fluctuate from quarter to quarter both in absolute dollars and as a percentage of revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 14.3% and 22.5% to $1,305,000 and $2,904,000 for the three and six months ended June 30, 1997, respectively, as compared to $1,142,000 and $2,370,000 for the same periods in 1996. General and administrative expenses as a percentage of net revenues increased to 17.4% and 20.8% for the three and six months ended June 30, 1997, respectively, as compared to 13.9% and 15.0% for the same periods in 1996. The increase in absolute spending for general and administrative costs in the second quarter of 1997 as compared to the same period of 1996 is primarily due to wind-down costs associated with the decision to cease development of pACT-based two way paging messaging products. The increase in absolute spending during the initial six months of 1997 is also due to $499,000 in redeployment and consolidation charges for Vertel in support of its acceleration in development of integrated network management solutions.

     LOSS FROM OPERATIONS. The Company incurred a loss from operations of $1,338,000 for the three months ended June 30, 1997 as compared to $1,162,000 for the same period of 1996 and a loss of $5,357,000 for the first half of 1997 as compared to $2,672,000 for the same period of 1996. The losses from operations are attributable to declines in internetworking revenues and gross profit, increases in operating expenses for Vertel, offset by an increase in gross margin percentages associated with internetworking product shipments and final billings in the second quarter of 1997 related to the pACT network discontinuance.

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

     OTHER INCOME. For the three months ended June 30, 1997 other income, consisting of interest income, net of interest expense, currency gains and losses, and various other items decreased by $146,000, or 69.2% as compared to the same period in 1996 and by $283,000, or 90.7%, for the first six months of 1997 as compared to the same period in 1996. The decrease is primarily due to the increases in foreign tax withholdings on international sales and decreases in interest income as a result of declining cash balances during the corresponding periods.

     PROVISION FOR INCOME TAXES. The Company recorded no provision for income taxes on a pre-tax loss of $1,273,000 in the second quarter of 1997.
A valuation allowance against the total amount of net deferred tax assets has been established. As a result of the increase in the valuation allowance, the Company has net deferred tax assets of approximately $27 million for which no benefit has been provided at June 30, 1997. These net deferred tax assets will be realized to the extent that the Company operates profitably in the future during the respective carryforward periods.

     LIQUIDITY AND CAPITAL RESOURCES At June 30, 1997 the Company's principal sources of liquidity consisted of $12,843,000 in cash, cash equivalents and short-term investments. The Company's cash management system includes a sweep account which enables the Company to consolidate its operating cash into a central account daily and advance cash to the Company's subsidiaries to fund operating cash requirements.

     Cash, cash equivalents and short-term investments decreased $3,853,000 or 23.1% during the six months ended June 30, 1997. The decrease in cash is primarily attributable to the operating loss of $5,357,000 in the same period. The operating losses were offset by, among other things, $1,063,000 in cash flow increases from the collection of accounts receivable during the quarter.

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

           None

ITEM 5.   OTHER INFORMATION

           None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)       EXHIBITS

             10.49 Stock Transfer Agreement between Retix, Vertel Corporation and Wireless Solutions dated June 10, 1997

   (b)       REPORTS ON FORM 8-K

             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RETIX
                                  (Registrant)



Date: August 11, 1997             /S/  Steven M. Waszak
                                  ------------------------------
                                  Steven M. Waszak
                                  Vice President of Finance and Administration
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)