Form 10-Q
period 1997-09-27
RETIX
filed 1997-11-12
CIK 880458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON DC   20549
                                 ------------------


                                      FORM 10-Q

(MARK ONE)
              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 27, 1997

                                          OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ___ to ___

                           Commission File Number  0-19640
                        ---------------------------------------


                                        RETIX
                (Exact name of Registrant as specified in its charter)


                   CALIFORNIA                            95-3948704
         (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification Number)


                               4640 ADMIRALTY WAY, #600
                          MARINA DEL REY, CALIFORNIA  90292
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

As of November 4, 1997 there were 22,663,701 shares of common stock outstanding.


Total number of sequential pages: 12
                                 ----

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                        RETIX
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                        ASSETS

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         1997           1996
                                                                     ------------   -------------
                                                                     (unaudited)
Current assets:
    Cash and short-term investments . . . . . . . . . . . . . . . .    $10,179         $16,696
    Trade accounts receivable (net of allowances of  $1,480 as
      of September 30, 1997 and $1,543 as of December 31, 1996) . .      3,250           5,161
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .      1,370           1,744
    Prepaid expenses and other current assets . . . . . . . . . . .        978           1,566
                                                                        --------       --------

Total current assets. . . . . . . . . . . . . . . . . . . . . . . .     15,777          25,167

Property and equipment, net . . . . . . . . . . . . . . . . . . . .      1,098           1,252
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,095           1,654
                                                                        --------       --------
                                                                        $17,970         $28,073
                                                                        --------       --------
                                                                        --------       --------

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .    $ 1,675         $ 2,138
    Accrued wages and related liabilities . . . . . . . . . . . . .      1,086           1,282
    Accrued restructuring expenses. . . . . . . . . . . . . . . . .        993           1,223
    Other accrued liabilities . . . . . . . . . . . . . . . . . . .      3,512           4,310
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .        521           1,242
                                                                        --------       --------

        Total current liabilities . . . . . . . . . . . . . . . . .      7,787          10,195

Long-term obligations, less current portion . . . . . . . . . . . .         84             276
                                                                        --------       --------

        Total liabilities . . . . . . . . . . . . . . . . . . . . .      7,871          10,471
                                                                        --------       --------

Shareholders' equity:
    Preferred stock, par value $.01, 2,000,000 shares authorized;
       none issued and outstanding
    Common stock, par value $.01, 50,000,000 shares authorized;
       shares issued and outstanding 1997, 22,663,701;
       1996, 22,597,427 . . . . . . . . . . . . . . . . . . . . . .        227             226
    Additional paid-in capital. . . . . . . . . . . . . . . . . . .     78,282          78,089
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .    (61,882)        (53,850)
    Cumulative translation adjustment . . . . . . . . . . . . . . .     (1,986)         (1,961)
                                                                        --------       --------
         Total. . . . . . . . . . . . . . . . . . . . . . . . . . .     14,641          22,504
    Less notes receivable from issuance of common stock . . . . . .     (4,542)         (4,902)
                                                                        --------       --------

        Total shareholders' equity. . . . . . . . . . . . . . . . .     10,099          17,602
                                                                        --------       --------

                                                                        $17,970         $28,073
                                                                        --------       --------
                                                                        --------       --------

See accompanying notes to consolidated financial statements

                                        RETIX
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         1997            1996           1997           1996
                                                                       -------         -------        -------        -------
Revenues:
   Product                                                             $ 2,973         $ 6,925        $14,360        $20,496
   Service                                                               1,661           1,272          4,247          3,472
                                                                       -------         -------        -------        -------
       Net revenues                                                      4,634           8,197         18,607         23,968

Cost of revenues:
   Product                                                                 683           1,796          3,392          6,427
   Service                                                                 975             448          2,365          1,405
                                                                       -------         -------        -------        -------
   Total cost of revenues                                                1,658           2,244          5,757          7,832

Gross profit                                                             2,976           5,953         12,850         16,136
                                                                       -------         -------        -------        -------

Operating expenses:
   Research and development                                              1,972           2,703          7,604          7,829
   Sales and marketing                                                   2,737           2,966          9,433          8,325
   General and administrative.                                           1,030           1,238          3,934          3,608
                                                                       -------         -------        -------        -------
       Total                                                             5,739           6,907         20,971         19,762
                                                                       -------         -------        -------        -------
Loss from operations                                                    (2,763)           (954)        (8,121)        (3,626)
Other income                                                                59             362             89            674
                                                                       -------         -------        -------        -------

Loss before provision for income taxes                                  (2,704)           (592)        (8,032)        (2,952)
Provision for income taxes                                                 --              --             --             --
                                                                       -------         -------        -------        -------
Net loss                                                               $(2,704)        $  (592)       $(8,032)       $(2,952)
                                                                       -------         -------        -------        -------
                                                                       -------         -------        -------        -------


Net loss per common and
   common equivalent share                                              $(0.13)         $(0.03)        $(0.38)        $(0.15)
                                                                       -------         -------        -------        -------

Common and common equivalent shares used
   in computing per share amount                                        20,995          20,723         20,887         20,170
                                                                       -------         -------        -------        -------


    See accompanying notes to consolidated financial statements.

                                        RETIX

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)


                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        1997          1996
                                                                                       -------       -------

Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(8,032)       $(2,952)
   Adjustments to reconcile net loss to net cash provided by (used for)
     operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .            978          1,208
        Reserve for returns and bad debts. . . . . . . . . . . . . . . . . . .            (63)          (595)
        Changes in operating assets and liabilities  (Note 4). . . . . . . . .            336         (1,180)
                                                                                       -------        -------
     Net cash used for operating activities. . . . . . . . . . . . . . . . . .         (6,781)        (3,519)
                                                                                       -------        -------
                                                                                       -------        -------

Cash flows from investing activities:
   Increase (decrease)  in short-term investments. . . . . . . . . . . . . . .            813         (1,363)
   Additions to property and equipment . . . . . . . . . . . . . . . . . . . .           (509)          (324)
   Increase (decrease) in other assets . . . . . . . . . . . . . . . . . . . .            244           (566)
                                                                                       -------        -------
     Net cash provided by (used for) investing activities. . . . . . . . . . .            548         (2,253)
                                                                                       -------        -------

Cash flows from financing activities:
   Repayment of long term obligations. . . . . . . . . . . . . . . . . . . . .             --            (62)
   Proceeds from repayment of notes receivable . . . . . . . . . . . . . . . .            360             --
   Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . .            194          7,107
                                                                                       -------        -------
     Net cash provided by financing activities . . . . . . . . . . . . . . . .            554          7,045
                                                                                       -------        -------

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . .            (25)             1
                                                                                       -------        -------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .         (5,704)         1,274

Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . .          8,948          5,518
                                                                                       -------        -------

Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .        $ 3,244        $ 6,792
                                                                                       -------        -------
                                                                                       -------        -------


             See accompanying notes to consolidated financial statements.

                                        RETIX
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.  GENERAL

    The consolidated financial statements include the accounts of Retix and its majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The Company's fiscal year ends on the Saturday nearest to December 31. For simplicity of presentation, the Company has described the fiscal year ended December 28, 1996 as December 31, 1996 and has described the thirteen weeks ended September 28, 1996 and September 27, 1997 as the nine months ended September 30, 1996 and 1997, respectively.

    It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 1996 included in the Company's Annual Report. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of results that may be expected for the full year.

2.  CASH AND SHORT-TERM INVESTMENTS

Cash and short term investments consist of the following (in thousands):
                                                September 30,     December 31,
                                                     1997              1996
                                                    ---------        ---------
                                                  (unaudited)

     Cash and cash equivalents . . . . . . .         $ 3,244          $ 8,948
     Short-term investments. . . . . . . . .           6,935            7,748
                                                    ---------        ---------
                                                     $10,179          $16,696
                                                    ---------        ---------
                                                    ---------        ---------

Cash equivalents consist of short term investments with original maturities of three months or less.

3.  INVENTORIES

Inventories consist of the following (in thousands):
                                                September 30,     December 31,
                                                      1997             1996
                                                    ---------        ---------
                                                  (unaudited)

     Raw materials and component parts . . . .       $   814          $   136
     Work-in-process . . . . . . . . . . . . .           166            1,196
     Finished goods    . . . . . . . . . . . .           390              412
                                                    ---------        ---------
                                                     $ 1,370          $ 1,744
                                                    ---------        ---------
                                                    ---------        ---------

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

                                        RETIX
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)


    4.   STATEMENT OF CASH FLOWS

    Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities consist of the following
    (in thousands):

                                                                         Nine Months Ended September 30,
                                                                              1997           1996
                                                                            ---------      ---------
    Trade accounts receivable  . . . . . . . . . . . . . . . . . .           $1,459        $  (128)
    Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .              374            606
    Prepaid expenses and other current assets. . . . . . . . . . .              588           (374)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .             (463)           786
    Accrued wages and related liabilities. . . . . . . . . . . . .             (196)           162
    Accrued restructuring expenses . . . . . . . . . . . . . . . .             (230)        (2,609)
    Other accrued liabilities  . . . . . . . . . . . . . . . . . .           (1,252)           512
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .               56           (135)
                                                                            ---------      ---------
         Increase (decrease) in operating assets and liabilities .           $  336        $(1,180)
                                                                            ---------      ---------
                                                                            ---------      ---------


    Financing and investing activities during the nine months ended September 30, 1997 which affected recognized assets or liabilities but that did not result in cash receipts or cash payments were not significant.

    5.   PER SHARE INFORMATION

               Earnings per share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method. Such common stock equivalents are excluded from the loss per share calculation as their effect is anti-dilutive for the periods ending September 30, 1997 and 1996.

               In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by basic earnings per share from which the dilutive effect of stock options will be excluded. The impact of adopting Statement No. 128 will result in no change in primary loss per share for the periods ended September 30, 1997 and September 30, 1996 due to the anti-dilutive effect of common stock equivalents during these periods.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

               "SAFE HARBOR" Statements under the Private Securities Litigation Reform Act of 1995: Except for the historical information presented, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements that involve risks and uncertainties, including the timely deployment and success of new and enhanced TMN and ATM broadband access products, the impact of competitive products, the dependence on key partners and alliances, the length of the Company's sales cycle, size and timing of license fees closed during the quarter, the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter which makes forecasting difficult and subject to a substantial risk of variance with actual results, the seasonal trends impacting the Company's business and the other risks detailed from time to time in the Company's public disclosure filings with the U.S. Securities and Exchange Commission (SEC). Copies of the most recent Forms 10K and 10Q are available upon request from Retix's Investor Relations Department or from the Company's Internet World Wide Web page at "http://www.retix.com".

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

               NET REVENUES. Net revenues decreased 43.5% to $4,634,000 for the three months ended September 30, 1997 and totaled $18,607,000 for the nine months ended September 30, 1997 as compared to $8,197,000 and $23,968,000 for the three and nine month periods ended September 30, 1996, respectively. The decrease in revenues for the three month period for 1997 is primarily due to the expected decline in legacy internetworking product shipments as Sonoma Systems focused on deployment of its first generation ATM broadband access products. Additionally, in the Vertel subsidiary, revenues were impacted by delays in customers' purchasing decisions as well as a greater revenue falloff during the summer months than in prior years.

               Sales to third party customers outside of North America comprised approximately 42.2% of net revenues for the nine months ended September 30, 1997 as compared to 45.3% for the same period in 1996. The Company's high percentage of sales to customers outside of North America has historically been due primarily to strong international demand for its TMN and OSI technology software and to relatively strong demand for internetworking products within Europe and Asia Pacific.

               Revenues generated by the Company's TMN-based and wireless data software solutions business decreased 23.0% to $3,694,000 and increased 8.1% to $13,337,000 during the three and nine month periods ended September 30, 1997, as compared to the same periods of 1996. Software revenues for the nine month period for 1997 includes $1.9 million in final billings related to the discontinuance of the pACT-based two way paging messaging products. Software and related services revenues represent 79.7% and 71.7% of the Company's total revenues for three and nine months ended September 1997, respectively, as compared to 58.6% and 51.5% of net revenues for the same periods of 1996. Software revenues consist of network management and infrastructure solutions and associated services primarily from source license fees, royalties and services, including professional services, technical support and maintenance. Source license fees consist primarily of licenses of the Company's TMN-based and wireless data software solutions and development platforms and typically have accounted for a substantial portion of total revenue in each quarter. The decline in revenues during the third quarter of 1997 as compared to the same period of the prior year included a reduction in source license fees partially offset by continued increases in royalty and professional services revenue. Although the relative impact of these factors cannot be quantified, the decline in source license revenues during the current quarter was attributable to increased time required by customers in evaluating the growing number of TMN-compliant development platforms and integrated telecommunications network management alternatives, including solutions based upon HP OpenView and Windows NT platforms, and a greater revenue falloff during the summer months than experienced in prior years. The Company believes that the expanding initiatives of industry leaders to integrate TMN technology within telecom-based OSS network management product offerings reflects a broadening demand for TMN-compliant solutions. Increases in revenue in the future will be primarily dependent upon the further acceptance of new technologies like digital cellular and ATM, the timely deployment and acceptance of standards-based solutions such as TMN and alliances with key partners to develop and market compelling solutions for the management of public telecommunications networks.

               Sales of internetworking products declined 72.3% to $940,000 and 54.7% to $5,270,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods of 1996. Internetworking revenues consist primarily of the Company's new high speed multi-service broadband access products that enable telecommunications service providers to extend broadband services to corporate users as well as sales of legacy internetworking multi-protocol router, local and remote LAN bridge and Ethernet switch products to private enterprises. Broadband access product revenues increased 20.3% during the nine months ended September 30, 1997 as compared to the same period of 1996, and included the launch of the Company's first generation ATM broadband access product (Sonoma Access) in June 1997, while legacy product sales declined by 61.9% during the same period. As the Company has previously reported, this decline in legacy product revenues is attributable to several factors, including the successful completion of certain large end-user programs in the United States, the closure of unprofitable sales channels and narrowing of internetworking product lines in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


               The Company's limited operating history with its newly launched broadband access products makes the prediction of future internetworking revenues difficult. The Company believes increased revenues in the future will be primarily dependent on expansion of distribution channels as well as the success of enhancing its presence in the ATM WAN access equipment market through the development of its next generation of multi-service broadband access products. As announced in October 1997, the Company has entered into an agreement with Newbridge Networks Corporation to resell Sonoma Access. The Company has planned additional product and feature introductions to its broadband access product-line during the fourth quarter of 1997, primarily targeted at the transparent multimedia services (TMS) and internet access markets, with subsequent product releases and volume production projected over the next few quarters.

               GROSS MARGIN. Cost of revenues consists primarily of manufacturing costs (material, labor, packaging, documentation and overhead) and, to a lesser extent, royalties paid under licensing agreements and warranty costs. Gross margin for the three and nine months ended September 30, 1997 was 64.2% and 69.1%, respectively, of net revenues as compared to 72.6% and 67.3% for the same periods of 1996. The decline in gross margin percentage during the current quarter of 1997 as compared to the same period of 1996 was due to changes in product mix, costs associated with new product introductions and current period decline in revenues. Favorable trends in gross margins during the first nine months of 1997 include a shift in the Company's revenue mix to software-based products and services comprising 71.7% of net revenues as compared to approximately 51.5% during the nine months ended September 30, 1996. Balancing these factors was an increase in the mix of professional services and nonrecurring engineering project revenues, which have significantly lower gross margins than software products, to 22.8% of the Company's net revenues during the nine months ended September 30, 1997 as compared to 14.5% during the same period of 1996. The Company anticipates continued increases in professional services and nonrecurring engineering project revenues as well as additional pricing pressures in the internetworking product areas. Although the Company is responding with a shift to outsourced manufacturing production and achieved significant product costing efficiencies in the design of its newly launched ATM broadband access products as well as implemented changes to pricing structures and distribution strategies within its software platforms and professional services businesses, margins may fluctuate and could decline in future periods.

               RESEARCH AND DEVELOPMENT. The Company continues to make significant investments in research and development to develop its new line of ATM WAN access products, to expand its offering of TMN and wireless data solutions and to continue sustaining support of its product offerings. The major components of research and development expenses are engineering salaries, employee benefits and associated overhead, purchased software, fees to outside contractors, the cost of facilities and depreciation of capital equipment. For the three months ended September 30, 1997, the Company's research and development expenses decreased 27.0% to $1,972,000 from $2,703,000 for the same period in 1996. For the nine months ended September 30, 1997, the Company's research and development expenses decreased to $7,604,000 from $7,829,000 for the same period in 1996. As a percentage of revenue, research and development expenses were 42.6% and 40.9% for the three and nine months ended September 30, 1997, respectively, as compared to 33.0% and 32.7% for the same periods in 1996. The decrease in research and development expense for the three and nine months ended September 30, 1997 as compared to the same period in 1996 is due to several factors, including a) increased amounts of customer-sponsored research and development projects; b) increased spending on development of TMN-based solutions associated with technology development commitments with Hewlett Packard and on the Windows NT platform; c) declining scope of resources dedicated to sustaining efforts related to the Company's legacy internetworking products and d) resource reductions within the ATM WAN access product area coincident with completion of the core platform development and initial product launch during the second quarter of 1997. The Company expects to continue to make significant investments in the development of new products and feature enhancement to existing product lines, although such expenses may fluctuate from quarter to quarter both in absolute dollars and as a percentage of revenue depending on the status of various development projects and the level of custom engineering services reallocated to costs of revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


               SALES AND MARKETING. Sales and marketing expenses decreased 7.7% to $2,737,000 for the three months ended September 30, 1997 as compared to $2,966,000 for the same period in 1996. For the nine months ended September 30, 1997, the Company's sales and marketing expenses increased to $9,433,000 from $8,325,000 for the same period in 1996. Sales and marketing expenses as a percentage of net revenues increased to 59.1% and 50.7% for the three and nine months ended September 30, 1997 as compared to 36.2% and 34.7% for the same period in 1996. The decrease in absolute spending of sales and marketing expenses during the three months ended September 30, 1997 as compared to the same period in 1996 is due to reduced commission expenses on lower revenues and the stabilization of previously expanding sales activities at Vertel. For the first nine months of 1997 as compared to the same period in 1996, the increase in absolute expenditures in sales and marketing reflected the significant level of activities aimed at increasing the industry-wide adoption rate of TMN-based solutions through activities such as the Global TMN Summit, co-sponsored by Vertel during the first quarter of 1997, development of key strategic alliances, including the ten year marketing partnership with Hewlett Packard Company announced in September 1997, and expansion of sales and marketing activities in support of distribution and system integrator channels in emerging international territories. Additionally, costs associated with the introduction of the Company's ATM broadband access product, Sonoma Access, in June of 1997 and development of distribution relationships with major ATM equipment suppliers, including the reseller agreement with Newbridge Networks Corporation announced in October 1997, resulted in increased spending as compared to the same periods in the prior year.

               Sales and marketing expenses consist primarily of personnel and related costs relative to the Company's selling, sales support and marketing activities, including marketing programs such as trade shows and other promotional costs. The Company believes that substantial sales and marketing expenditures are essential to developing opportunities for revenue growth and to renewing the Company's competitive position. Sales and marketing expenses are expected to continue to comprise a significant percentage of the Company's total expenses because of costs associated with supporting a worldwide organization of sales and service functions necessary to meet the needs of the Company's customer base and to respond to the opportunities in the rapidly growing telecommunications networking marketplace. The Company intends to continue its current model aimed at achieving broader market adoption of TMN and demand for broadband access products and, as such, sales and marketing expenses may continue to fluctuate from quarter to quarter both in absolute dollars and as a percentage of revenue.

               GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 16.8% to $1,030,000 for the three months ended September 30, 1997, as compared to $1,238,000 for the same period in 1996. General and administrative expenses increased to $3,934,000 for the nine months ended September 30, 1997, as compared to $3,608,000 for the same period in 1996. General and administrative expenses as a percentage of net revenues increased to 22.2% and 21.1% for the three and nine months ended September 30, 1997, respectively, as compared to 15.1% for each of the same periods in 1996. The decrease in absolute spending for general and administrative costs in the third quarter of 1997 as compared to the same period of 1996 is primarily due to consolidation of functions as a result of the combination of the Company's wireless data and certain international administrative operations with Vertel in June 1997. The increase in absolute spending during the first nine months of 1997 is due to $499,000 in redeployment charges at Vertel in the first quarter of 1997 in support of its acceleration in development of integrated network management solutions. The increase in general and administrative expenses as a percentage of revenues was primarily due to the decrease in revenues for the three and nine months ended September 30, 1997, as compared to the same periods in 1996.

               LOSS FROM OPERATIONS. The Company incurred a loss from operations of $2,763,000 for the three months ended September 30, 1997 as compared to $954,000 for the same period of 1996 and a loss of $8,121,000 for the nine months ended September 30, 1997 as compared to $3,626,000 for the same period of 1996. The year-to-date losses from operations are attributable to declines in revenues and gross profit, investments associated with the development and introduction of the Company's new ATM broadband access product line, and increases in Vertel's operating expenses during the first half of 1997 associated primarily with market development activities, all of which were offset by an increase in gross margin percentages associated with internetworking product shipments and final billings in the second quarter of 1997 related to the pACT network discontinuance.

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

               OTHER INCOME. For the three months ended September 30, 1997 other income, consisting of interest income, net of interest expense, currency gains and losses, foreign tax withholdings and various other items decreased by $303,000, or 83.7% as compared to the same period in 1996 and by $585,000, or 86.8%, for the first nine months of 1997 as compared to the same period in 1996. The decrease is primarily due to the increases in foreign tax withholdings on international sales and decreases in interest income as a result of declining cash balances during the corresponding periods.

               PROVISION FOR INCOME TAXES. The Company recorded no provision for income taxes on a pre-tax loss of $2,704,000 in the third quarter of 1997. A valuation allowance against the total amount of net deferred tax assets has been established. As a result of the increase in the valuation allowance, the Company has net deferred tax assets of approximately $30 million for which no benefit has been provided at September 30, 1997. These net deferred tax assets will be realized to the extent that the Company operates profitably in the future during the respective carryforward periods.

LIQUIDITY AND CAPITAL RESOURCES

               At September 30, 1997 the Company's principal sources of liquidity consisted of $10,179,000 in cash and short-term investments. The Company's cash management system includes a sweep account which enables the Company to consolidate its operating cash into a central account daily and advance cash to the Company's subsidiaries to fund operating cash requirements.

               Cash and short-term investments decreased $6,517,000 or 39.0% during the nine months ended September 30, 1997 reflecting significant investments associated with the development and introduction of the Company's new ATM broadband access product line, Sonoma Access, and expansion of its position within the telecommunications network management marketplace. The decrease in cash is attributable to the operating loss of $8,121,000 for the nine months ended September 1997 and was offset by, among other items, $1,459,000 in cash flow increases from the collection of accounts receivable in the same period.

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

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

                 Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None

ITEM 5.        OTHER INFORMATION

                 None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)    EXHIBITS

                      10.50 Surrender of Lease between Cofton Irish Investments and Retix B.V., dated August 21, 1997.

                      10.51 Sub-Sublease Agreement between TSN, L.L.C. and Retix, dated August 22, 1997.

               (b)    REPORTS ON FORM 8-K

                      None.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RETIX
                                          (Registrant)



Date: November 10, 1997                   /S/ Steven M. Waszak
                                          ------------------------------
                                          Steven M. Waszak
                                          Vice President of Finance and
                                          Administration and Chief Financial
                                          Officer
                                          (Principal Financial and Accounting
                                          Officer)