Form 10-K
period 1997-12-27
RETIX
filed 1998-03-05
CIK 880458

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM  TO

                        COMMISSION FILE NUMBER 0-19640

                               ----------------

                                     RETIX
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                      95-3948704
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

     21300 VICTORY BOULEVARD, SUITE 1200, WOODLAND HILLS, CALIFORNIA 91367
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (818) 227-1400
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 26, 1998 the aggregate market value of voting stock held by non-affiliates was approximately $106,498,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of February 26, 1998 there were 24,146,518 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on March 31, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            INTRODUCTORY STATEMENT

  Except for the historical information presented, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties, including the risks of the timely deployment and success of new and enhanced telecommunications management network (TMN) products, the loss of key customer relationships, the impact of competitive products and the dependence on key partners and alliances, the length of the Company's sales cycle, the size and timing of license fees closed during the fiscal year, the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter which makes forecasting difficult and subject to a substantial risk of variance with actual results, a likely decline in the Company's ownership position in its investment in Sonoma Systems if additional funding is required and the Company is unable or unwilling to participate, the acceptance of new technologies like TMN, the impact of competitive products and pricing and the other risks detailed from time to time in the Company's public disclosure filings with the U.S. Securities and Exchange Commission (SEC). Copies of such filings are available upon request from Retix's Investor Relations Department.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Retix through its only operating subsidiary, Vertel Corporation ("Vertel"), develops and markets software for the management and operations of telecommunications networks. The Company provides advanced telecommunications management software and solutions, including communications infrastructure products, network management platforms and applications software for telecommunication carrier networks worldwide. In addition, the Company provides products and services to telecommunications equipment manufacturers, computer systems OEMs and Internet access providers.

  In December 1997, the Company announced plans to discontinue further investment in its broadband access equipment subsidiary, Sonoma Systems, Inc. ("Sonoma"). As a result of the successful completion of financing by outside private investors in early 1998, the Company's voting ownership in this subsidiary has been reduced to 19.9%. The remaining operating subsidiary, Vertel comprises substantially all of the Company's operating activities. The Company has announced plans to change its name from Retix to Vertel assuming shareholder approval is obtained at the 1998 annual shareholders' meeting. References made in this report to the "Company" or "Retix" generally include the operations of all ongoing subsidiaries except where otherwise specifically described.

  The Company is a leader in developing, marketing and supporting vertically integrated, object oriented TMN based software solutions for the management of public telecommunications networks. The Company's solutions, which are based upon the International Telecommunications Union's TMN standard, support seamless network operation and management over diverse transmission media and protocols. The Company believes that it offers the only commercially available, fully-interoperable suite of products and tools that span the network element, element management, network management and service management layers of the TMN model. The Company offers embedded software for network equipment and software solutions to allow telecommunications service providers to integrate proprietary or SNMP based network management systems with a TMN standards based solution. In addition the Company offers object oriented software platforms that facilitate the rapid development of network and service management applications and features such as fault detection and automatic response, remote improvement of network configuration, automation of accounting and billing functions and optimization of network traffic and security. The Company provides professional services that enable service providers to deploy and maintain a complete TMN solution complementing Vertel's software products and development platforms. The Company's professional services include system analysis and design, source code portation and interface, custom application development, conformance and certification testing and technical support services.

  The Company offers what it believes to be the only commercially available, fully interoperable suite of products and tools that span the network element, element management, network management and service management layers of the TMN model. In addition, the Company's TMN solutions utilize object-oriented interfaces, with object definitions that serve as reusable building blocks. The object interfaces hide the complexity of underlying implementations while providing all the functionality of the services and protocols of that implementation. The Company's TMN solutions therefore reduce the complexity of management system interoperability and provide systems that are more efficient and simpler to build and deploy.

  The Company believes that its TMN solutions allow telecommunications service providers and their customers to reduce network operations costs, manage diverse networks and network equipment with a single, integrated management system, derive incremental revenue by bringing new functionality and services to market more rapidly, implement a complete network management solution and preserve existing investments by integrating existing proprietary, TL1 and SNMP-based systems.

  The Company's products enhance communications among service providers and customers by enabling telecommunications service providers to develop and deploy systems that manage new and existing services across multiple service providers and enabling enterprise network operators to develop and deploy systems to manage services from multiple service providers.

  The Company has committed itself to customer services including: 24 hours a day, 7 days a week technical support worldwide, training in the Company's office or at customer sites and customized software design and engineering professional services.

  The Company believes that the broad adoption and deployment of TMN will be key to its success and that the adoption of TMN will depend, in part, upon the ability of service providers to implement TMN solutions quickly and cost-effectively. The Company targets and will continue to target telecommunications service providers and network equipment manufacturers for adoption of its TMN solutions, and at the same time will commit substantial resources to the promotion of the TMN standard for telecommunications network management. The Company has, as its customers, virtually all U.S. Regional Bell Operating Companies, as well as many other service providers, network operators worldwide and network element (NE) vendors worldwide. Not all of these customer names are mentioned in this document because, due to contractual obligations and OEM agreements, some customers have requested that the Company not use their names in documents published for distribution outside of Vertel.

  The Company derives revenue from license fees and royalties from its software products, professional services and technical support services, including maintenance. The Company licenses binary or source code to customers. Customers may distribute binary or embedded versions of the Company's software in their products. Revenue from license fees generally is recognized upon shipment of the binary or source code. Royalties from the distribution of the binary or embedded versions of the software are recognized upon notification by the licensee that products incorporating the Company's software have been shipped by the licensee or, for products for which the Company has sufficient historical information, upon estimated amounts which the Company expects the customer to report. The Company sells its products in the United States and internationally primarily through a direct sales organization of highly technical sales people and, in certain territories, the Company utilizes commissioned third party agents.

  During 1997, the Company also announced plans to develop, market and sell certain products jointly with Hewlett Packard's OpenView Telecom division. Jointly developed products are co-marketed and sold through both companies' sales and distribution channels. In addition, the Company plans to continue to license code to service providers, network equipment manufacturers and independent software developers; licensing includes a right to distribute products, services and applications based on such source code in exchange for royalty payments. The Company believes that its distribution strategy will help to establish its TMN solutions as the premier TMN products and to accelerate the general adoption of TMN.

  The Company is a California corporation incorporated in 1985. The Company's principal offices are located at 21300 Victory Boulevard, Suite 1200, Woodland Hills, California 91367 and its telephone number at that location is (818) 227-1400.

INDUSTRY BACKGROUND

  The worldwide telecommunications industry continues to undergo significant transformation. Global deregulation and international privatization have resulted in intense intra-industry, cross-industry and geographic competition in providing telecommunications services. Long distance and local telecommunications service providers are beginning to compete in each other's markets. Wireless service providers, cable television operators and utilities are leveraging existing infrastructure to provide voice, video and data transmission and switching networks. In addition, independent service providers are leasing transmission facilities from long distance carriers; local telephone companies and other emerging network providers to provide competing voice, video and data services. At the same time, the complexity and size of public networks have increased. The emergence of the Internet, intranets, graphical user interfaces and telecommuting, as well as numerous new telecommunications services such as high-speed data services, video teleconferencing and video-on-demand have increased demand for bandwidth, reliability, data integrity and security. In this dynamic environment, service providers are being forced to interoperate with external public and private networks and to differentiate themselves on the basis of price, responsiveness, services offered, reliability and security.

  To meet increased demands and remain competitive in this dynamic environment, traditional telecommunications service providers must upgrade existing voice-based public networks. In addition, these providers, along with new competitors, must deploy new networks to provide increased functionality and more reliable and secure services. Upgrading and deploying new telecommunications networks and services requires the integration of diverse transmission media and protocols, network equipment, network operations platforms and network management systems. Moreover, the competitive environment requires more effective network management, such as detection of and automatic response to fault indications, remote configuration of networks and equipment, automation of accounting and billing functions, optimization of network performance and improvement of security. Network management systems must operate seamlessly among service providers and interface with customer network management systems.

  Until recently, most telecommunications service providers managed their voice networks exclusively with mainframe-based, proprietary systems written in early generation programming languages. While these systems are tightly integrated and can provide operating efficiencies within a single network, they are expensive to develop, operate and maintain, often requiring a large, specialized and expensive technical organization. In addition, because these legacy systems are not based on a common standard, management among telecommunications service providers and the provision of end-to-end services are more difficult, and the equipment choices of service providers are limited to vendors who conform to the provider's standard. Furthermore, because these systems are proprietary and are based on earlier-generation programming languages, they generally do not easily scale, usually require substantial development effort to add new functionality and provide new services, and are often incompatible with the additional software and hardware service providers require to upgrade networks.

  Service providers have augmented their proprietary systems by incorporating the Simple Network Management Protocol (SNMP) to manage their data networks. SNMP has been widely accepted as a de facto network management standard in private enterprise data networks. SNMP-based systems interoperate, permit the addition of incremental functionality, hardware and software without substantial additional development effort and are generally adequate to manage equipment in enterprise data networks. A major drawback of SNMP-based systems, however, is in bandwidth-constrained public networks, where their polling architecture requires continuous communication among equipment and management platforms; this communication can consume substantial bandwidth and limit network scalability. In addition, SNMP provides for limited data integrity, does not identify a security protocol and does not effectively manage the flow of data on networks. While SNMP has permitted service providers to begin their transition away from proprietary systems, it has also identified the need for a new family of systems that is highly scalable, cost-effective and offers high bandwidth.

  In response to the shortcomings of available network management solutions, the International Telecommunications Union (ITU), an organization of telecommunications companies and governments, identified the need for a standard that, permitted interoperability among network management solutions independent of the telecommunications service providers operating systems, management systems and network equipment. In addition, the ITU recognized the need for the standard to provide a framework within which network management systems could more cost-effectively be designed, developed and deployed and at the same time provide functionality beyond that enabled by proprietary and SNMP-based systems. The standard established by the ITU is known as the telecommunication management network (TMN) standard. The specifications comprising the TMN standard divide the telecommunications management infrastructure into a framework of five logical layers: network elements (equipment), element management, network management, service management and business management. The TMN standard includes a set of interface specifications for communicating within and among layers to enable interoperability among service providers (and their customers), network operating systems, network management systems and network equipment.

  TMN has been established as the international standard for public telecommunications network management. If implemented correctly, TMN has the potential to offer significant advantages over proprietary and SNMP-based systems, including a reduction in network operations costs, the ability to derive incremental revenue from new services and enhanced communications with other service providers and with customers.

STRATEGY AND PRODUCTS

  The Company's products provide TMN capabilities through configurable components and platforms. Vertel products incorporate easy-to-use, high performance development environments, platforms, tools, applications and components. The Company's products provide solutions at the network element, element management, network management and service management layers of the TMN model. Products include TMN-conformant management application development environments, distributed platforms, RTOS-based embedded TMN software, wireless applications, FCAPS TMN applications, OSI protocol components and tools and aeronautical telecommunications network (ATN) routers.

  The Company's products fall into four families: TMN Telecore, TMN Access, Wireless Applications and ATN Router Software products.

  The Company considers the engineering services, provided through its technical support and the professional services unit, to be key to its success of its customers. The technical support department provides pre-and post-sales support, training and maintenance services, while PSU provides customized software design and engineering, including designing, developing, deploying and maintaining turnkey telecommunications management solutions.

  The Company's TMN solutions allow telecommunications service providers and their customers to:

  Reduce costs. The Company's TMN solutions enable telecommunications services providers to reduce costs by efficiently managing diverse networks and network equipment with a single, integrated management system. Unlike many proprietary systems, the Company's TMN solutions adhere to an object-oriented architecture and do not require large, expensive technical organizations for additional development and maintenance. Because the Company's TMN solutions use standard interfaces, the solutions enable interoperability across applications, networks, vendors and systems. This interoperability enables service providers to purchase the most cost-effective equipment from a broad range of vendors. In addition, by taking advantage of the Company's professional services unit, customers can reduce the cost of in-house development.

  Derive incremental revenue. The Company's TMN solutions enable telecommunications services providers to bring new functionality and services to market more rapidly by providing an integrated, standards-based suite of tools that facilitate the rapid development and deployment of new applications across heterogeneous networks. For example, the Company's agent, manager and adapter products have been used by telecommunications switch equipment manufacturers, operation support system (OSS) vendors and telecommunications service providers to provide data collection information to support billing, support trouble ticketing and enable electronic bonding.

  Implement complete solutions. Successful implementation of the TMN standard requires seamless vertical integration of all the layers of the TMN standard. The Company believes that it provides the only commercially available complete family of products and services for implementing a fully integrated TMN network management system. Network management systems based on Vertel's full suite of products and services operate seamlessly with other TMN systems as well as with proprietary legacy systems and can be adapted to SNMP systems. The Company's products are fully integrated within and across the layers of the TMN architecture.

  Preserve existing investments. The Company's TMN solutions enable telecommunications services providers to continue to use and integrate their existing TL1, ASCii message-based and SNMP-based network components in a total TMN solution. The Company's Q-Adapter technology and solutions manage TL1, SNMP and other legacy equipment and systems within Vertel's TMN solution framework.

  Enhance communications across service providers and with customers. The Company's TMN products enable the deployment of systems that allow telecommunications service providers and network operators to manage new and existing services and equipment across multiple service provider domains. The products also enable enterprise network operators to deploy systems that manage services of multiple service providers. Vertel TMN agent and manager products have been deployed by key service providers who used the products in electronically bonded OSSs that manage trouble tickets and work orders across service providers.

Strategy

  The Company's goal is to be the leading provider of complete, vertically integrated TMN solutions to telecommunications services providers, equipment manufacturers, platform vendors and independent software developers. Key elements of the Company's strategy include:

  EXTEND VERTICAL SOLUTIONS. The Company's strategy is to provide complete suites of software and services that enable businesses to implement telecommunications management solutions efficiently. The Company intends to provide management applications that leverage the Company's experience in TMN implementation across layers and use the unique features of the TMN architecture. The Company currently plans to develop applications for inter-service provider exchange of management information (electronic bonding), integrated alarm management and ATM element management.

  LEVERAGE TECHNOLOGICAL LEADERSHIP. The Company believes that its technological leadership, as evidenced by the breadth and functionality of its products and services are, in part, the result of its 11 years of experience deploying products that implement the protocols and services that adhere to the ITU-specified open system interconnection (OSI) model and its associated standards and specifications. The OSI model defines seven hierarchical layers of communication between network management entities. Because the ITU M.3100 standard is based directly upon and incorporates the OSI specifications, the Company leads the industry in experience and expertise in OSI and, hence, TMN standards-based solutions. The Company plans to continue to invest significant resources in research and development to extend its technological leadership in TMN technologies, maintain a time-to-market advantage and develop management solutions that leverage its TMN implementation expertise.

  TARGET SERVICE PROVIDERS. The Company believes that increased penetration of telecommunications service providers is necessary to hasten the broad deployment of TMN. To this end, the Company provides management platforms, solutions for OSSs, customization and implementation services, software that is easy to use and install and high quality training, consulting and support. In addition, the Company offers Q-Adapter products that enable customers to maintain their investment in legacy systems, bringing TL1, proprietary and enterprise network components into the realm of TMN. The Company has, as its customers, virtually all U.S. Regional Bell Operating Companies, as well as many other service providers, network operator worldwide and network element vendors worldwide. Not all of these customer names are mentioned in this document because, due to contractual obligations and OEM agreements, some customers have requested that the Company not use their names in documents published for distribution outside of the Company.

  LEVERAGE EXISTING RELATIONSHIPS WITH EQUIPMENT MANUFACTURERS. Historically, the Company has derived a significant portion of its TMN revenue from the sale of software to be embedded by telecommunications equipment manufacturers. The Company believes that the availability of its products in telecommunications equipment will facilitate the adoption of the Company's TMN solutions in the marketplace by service providers.

  ESTABLISH LEADERSHIP IN NEW MARKETS. One of the first areas to adopt the TMN standard was the SONET/SDH (fiber optic transmission) market, where new networks were being deployed without the requirement to interoperate with legacy systems. As data has become a greater portion of the traffic on telecommunications networks and SNMP is proving inadequate for the performance and traffic demands of public networks, the Company has also begun to target leading data communications companies.

  EXPAND GLOBAL SALES AND DISTRIBUTION CAPABILITY. The Company currently sells its products primarily through a direct sales force in the United States and internationally. The Company intends to expand its sales and distribution infrastructure in the United States and internationally to increase sales coverage and position itself to capture market share. The Company plans to leverage its direct sales efforts by pursuing sales prospects generated by partners and by selling through select systems integrators and other indirect sales channels. In addition, the Company plans to continue to license binary and source code to service providers, network equipment manufacturers and independent software developers. The Company's customers have the right to distribute products, services and applications, developed using the Company's binary and source code, in exchange for royalty payments. The Company believes that its distribution strategy will help to establish its TMN solutions as the premier TMN products; and accelerate the general adoption of TMN.

  PROMOTE THE DEPLOYMENT OF TMN. The Company believes that the broad adoption and deployment of TMN will be key to its success. Correspondingly, it commits substantial resources to the promotion of the TMN standard for telecommunications network management. The Company is working with leading industry experts, forums and working groups to define, refine and develop specifications for TMN and OSI solutions. In addition, the Company sponsors the Global TMN Summit and is a participant in trade shows, seminars and industry conferences.

  DEVELOP STRATEGIC RELATIONSHIPS. The Company believes that it can expand its visibility, improve its product offerings and broaden its potential market through the development of relationships with other companies within the telecommunications network market. To date, relationships with companies such as Hewlett Packard and Microsoft have been established resulting in the introduction of a number of new products and the increased visibility of TMN within the telecommunications marketplace.

Products

  For the past two years, Vertel has focused primarily on developing, marketing, selling and supporting TMN software products and services.

  The Company generally licenses its binary and source code to customers who may either sublicense the code in binary form or integrated into additional products. Revenue is derived from license fees received upon the shipment of the source code and royalties relating to the distribution of the binary or embedded versions of the software.

  The Company's product families provide full TMN capabilities through configurable components and platforms. Its products and platforms incorporate high performance communications stacks, transport providers, routing software and application services. The following sections briefly describe the Company's principal product families and the market segments they serve.

VERTEL TMN TELECORE PRODUCTS

 Development Environment Products

  Vertel TMN Development Environment products provide tools, platforms and components that automate the development of TMN-conformant management applications. TMN Development Environment product interfaces are standards-conformant and object-oriented. The products include:

  TMN Agent Development Environment (TMN ADE) and TMN Manager Development Environment (TMN MDE) enable TMN-conformant agent and manager applications to be quickly and easily developed. The TMN ADE and TMN MDE are foundations for TMN-conformant OSS applications deployed in element management, network management and service management layers of the TMN model.

  TMN Qx Development Environment (TMN QxDE) allows service providers, network operators, systems integrators and others build TMN-based OSSs that can manage Network Elements (NEs) with TL1 or other proprietary interfaces. Q-adaption the process that translates between TMN and TL1 or proprietary protocols is automated with the QxDE. The QxDE provides tools that quickly and easily build "TMN-manageable" descriptions of the proprietary interfaces of NEs. The QxDE includes run-time configurable "engines" that provide immediate, transparent adaption between the NE protocol and TMN operations.

  TMN Agent and Manager Simulators may be used with the DE products above, or with any TMN-conformant agent or manager. The Simulators use standard TCL scripts to emulate the behavior of a TMN-conformant agent, manager, or both. Simulators have graphical user interfaces, read in the latest network information (are dynamically configurable) at run-time and provide script generation tools that produce test cases for an information model.

  UNIX/NT Telecommunications Solutions (UTS) family includes standards compliant OSI products that provide LAN and WAN communications, directory services and file transfer for the TMN Telecore product family. These products also integrate with other vendors' products that require OSI based networking. The UTS LAN, WAN and TCP over OSI products provide wide area and local area network communications. UTS FTAM (File, Transfer, Access and Management) provides development kits to create file transfer client applications, server applications and the server staff. UTS X.500 provides directory service client and server. TARP is utilized in SONET networks for networked system address resolution. UTS TARP can be used with TMN Telecore products licensed for development of management systems in SONET networks.

  Vertel/HP OpenView Telecom TMN Product Suite combines the strengths of HP OpenView Telecom platforms and the Company's TMN development environments. Products include TMN Designer, for prototyping and designing TMN-conformant information models. The Designer includes HP OpenView Modeling Tool, as well as the Company's TMN Agent and Manager Simulators, TMN Agent and TMN Manager products, for developing and deploying agent and manager applications. These products include HP OpenView DM platform and Event Correlation Services (ECS), as well as the Company's TMN development environment components and TMN Proxy, for developing TL1-to-TMN adaption applications which combines the HP OpenView DM Platform and ECS with the Company's QxDE components for automated, run-time adaption.

VERTEL TMN ACCESS PRODUCTS

 Embedded Telecommunications Solutions (ETS)

  The Company's Embedded Telecommunication Solutions (ETS) products provide TMN software for deployment in NEs and gateway network elements (GNEs). These products are designed to be ported to an embedded system running a Real-Time Operating System (RTOS). ETS was designed with NE hardware and software vendors in mind. The ETS product family is standards based and is comprised of a variety of integrated, modular products and components. The core product is the ETS-ADE. Based on the TMN ADE, the ETS-ADE enables developers to quickly design, develop and deploy fully functional TMN-conformant embedded agents. ETS products also include fully implemented, standards-conformant information models specifically for targeted technologies and network configurations. ETS products also provide encapsulated portation functions, OSI software and transport interfaces.

VERTEL WIRELESS PRODUCTS

  The Company's wireless applications provide cellular service providers, telecommunications systems integrators, mobile equipment vendors and other suppliers of wireless data services with vertical solutions for wireless data communications.

 Configuration Management Tool (CMT) Wireless Base Station Products

  Include configuration, operation and management tools for CDPD base stations. The products are easily adaptable to support CDMA, GSM and TDMA base stations. The flagship product is the Configuration Management Tool, which enables wireless service providers and base station manufacturers to deploy configuration, operational management and automatic radio frequency update applications.

 IS-124 Products

  Include the IS-124 Development Environment and IS-124 Integration Environment. IS-124 products implement the TIA IS-124 standard. These products allow equipment and systems in a wireless network to format and communicate call detail information used in billing. IS-124 components include the stacks, interfaces and platform tools to lead project teams through IS-124/DMH function development, testing and deployment.

 The Data Message Handler (DMH)

  A North American Standard, implemented by TIA/IS-124, defines a standard for exchange call details (CDRS), including billing information between wireless service providers. IS-124 is a standard that defines all services involving non-signaling data communications that require intersystem cooperation. The standard defines a data message handler (DMH) to manage the exchange of call detail records.

VERTEL ATN ROUTER SOFTWARE PRODUCTS

  The Company's ATN Router Software products implement the Aeronautical Telecommunications Network (ATN) specifications, the aeronautics industry's version of TMN. ATN router products are specifically for routing end systems and intermediate systems in air-to-ground and ground communication. The products provide complete ATN-compliant design, implementation; test and deployment based on the ATN specifications.

  Vertel high performance platforms and products are built upon standards based technology that can be easily integrated into the customer's products and/or network. The Vertel platforms and application development environments include products that automate the deployment of agent and manager applications. Vertel supplies fully implemented information models for OSI, CDPD, ATM SONET/SDH and other technologies. Vertel platforms incorporate object-oriented, fully integrated building blocks and development environments. Vertel TMN Platforms and tools use the NMF TMN/C++ API as the upper interface to the product. The TMN/C++ API hides the complexities of the underlying agent or manager functionality behind easy-to-use C++ object classes. Vertel's communications stacks employ the seven layer Open Systems Interconnect (OSI) model and TCP/IP. Routing software packages and other specialized stacks are also available. Vertel produced the industry's first fully functional, portable and/or ported, OSI protocols for all seven OSI stack layers.

COMPETITION

  The Company offers Telecommunication Management Solutions for telecommunications equipment manufacturers, service providers and network management platform suppliers. The Company competes on the basis of product, including quality, performance, ease of use, functionality, interoperability, reliability, scalability and extensibility and speed of implementation; price; implementation and development services; technical support; training and maintenance.

  Competition in this market is intense and is characterized by rapidly changing technologies, evolving industry standards, in-house or proprietary solutions, frequent new product introductions and rapid changes in customer requirements. Moreover, it is expected that this market will continue to experience several new entrants in the foreseeable future. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new services, products and product features that keep pace with competitors' offerings, technological developments and changing industry standards.

  The Company's current and prospective competitors offer a variety of solutions to address the telecommunications network management systems and management applications market. These competitors generally fall within four categories:

  Customers' internal design and development organizations that produce telecommunications network management systems and management applications for their particular needs (e.g., Bellcore-based systems)

  Current TMN software providers including DSET and to a more limited extent
   ONE, NetMansys, ISR Global, Cabletron, Euristix, Object Stream and Bull

  Hardware and software vendors including IBM, Sun Microsystems and DEC

  Providers of specific market applications, including TCSI and OSI

  Many of the Company's current and potential customers continuously evaluate whether to design, develop and support their own telecommunications network management systems and applications or purchase them from outside vendors. These customers have traditionally designed and developed their own software solutions internally for their particular needs and may therefore be reluctant to purchase products offered by independent vendors such as the Company. The Company estimates that a significant percentage of telecommunications network management solutions are still developed in-house. In addition, despite its limitations for deployment in public or very large enterprise networks, SNMP continues to serve as the de facto standard for managing enterprise data networks.

  As a result, the Company must continuously educate existing and prospective customers as to the advantages of TMN and of its products in particular versus internally developed telecommunication network management systems and management applications.

  The global acceptance of TMN could lead to increased competition as third parties develop telecommunications network management systems and management applications competitive with those offered by the Company. Any of these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introduction or changing customer requirements.

PROPRIETARY TECHNOLOGY

  The Company primarily relies on a combination of copyright, trade secret and trademark laws and nondisclosure and other contractual restrictions on copying and distribution to protect its proprietary technology.

In addition, as part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners and limits access to and distribution of its software, documentation and other proprietary information. It may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology, particularly in light of the fact that the Company licenses portions of its source code to certain customers and distributors, there can be no assurance that the foregoing measures used by the Company are adequate to protect its proprietary technology. In addition, the Company's products are licensed in other countries and the laws of such countries may treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as the law in the United States. See "Risk Factors Dependence upon Proprietary Technology."

SALES, MARKETING AND CUSTOMERS

  The Company markets and sells its products and services through an internal sales and marketing organization that consisted of 36 people as of December 27, 1997. The Company's marketing efforts are focused on increasing awareness of Vertel and its TMN solutions, and TMN in general, among telecommunications service providers, network equipment manufacturers, independent software developers and platform vendors, and on positioning the Company as the leading provider of TMN software solutions. The Company's marketing programs have three primary goals: market education and awareness, sales effectiveness and product management. The Company's education and awareness activities include seminars, speaking engagements, sponsorship of conferences, including the Global TMN Summit, articles in industry publications, participation in industry forums and working groups, and inclusion in market studies by leading industry analysts. In addition, to disseminate its marketing message and improve sales effectiveness, Vertel uses direct mail, advertising, presentations, demos, press releases, press/analyst tours, marketing literature, public relations, trade shows and a world-wide web site. Vertel's product management staff works with customers and industry experts to ensure that the Company's products will satisfy market requirements.

  The sales cycle for the Company's products is lengthy and often requires the Company to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. As a result, the Company sells its products primarily through a direct sales organization of highly technical sales people. See "Risk Factors--Lengthy Sales and Implementation Cycle." Of the 36 people engaged in sales and marketing, the Company's direct sales organization consisted of 18 people as of December 31, 1997.

  In addition, the Company sells software through distributors and agents in certain other countries, and enables its customers through source code licenses to distribute the Company's products in exchange for royalty payments.


  The Company currently transacts business in U.S. currency worldwide. International sales totaled approximately 40.3%, 52.6% and 46.6% of net revenues for each of the fiscal years 1997, 1996 and 1995. See "Risk Factors-- International Sales and Operations" and "Currency Fluctuations."

  Historically, the Company has not had significant backlog because it fills substantially all orders within 30 days after receipt of a firm purchase order.

CUSTOMER SERVICE AND SUPPORT

 Professional Services

  The Company believes that the adoption of TMN will depend, in part, upon the ability of service providers, network operators, network hardware and software vendors, and systems integrators to implement TMN solutions quickly and cost-effectively. The Company's professional services organization works with systems integrators, application developers and in-house customer engineers to enable customers to deploy a complete TMN solution. Professional services include system analysis and design, source code portation, conformance testing and certification and custom application development. Many of the Company's customers contract for professional services. The Company generally provides professional services based on a detailed statement of work. Fees generally depend upon the size, timing and complexity of the implementation and are typically billed upon attainment of certain milestones or on a time and materials basis. Professional services are typically delivered in the second and third quarter following delivery of the source code.

  The Company has devoted substantial resources to the provision of professional services in order to facilitate the implementation of its TMN products by service providers and to differentiate itself from competitors. As of December 27, 1997, the Company's professional services organization consisted of 20 people, including consultants and employees.

 Technical Support

  In order to assist customers in fully designing and operating integrated TMN solutions, the Company believes it is important to offer a broad range of technical support services for its customers. The Company charges customers separately for training, product support and maintenance and on-site consulting. Product support and maintenance revenues have historically constituted a substantial majority of overall technical support revenues and are typically realized beginning in the third quarter following delivery of the source code. Annual product support and maintenance fees typically range from 10% to 20% of the initial license fee. Technical support consists of the following services:

  TRAINING. The Company provides training to its customers on a per-product basis. Training services range from detailed technical tutorials on technology products to product configuration, management and administration training on end user products.

  PRODUCT SUPPORT. The Company can provide global coverage 24 hours per day, seven days per week with direct access to technicians and product support engineers on demand. In response to great demand for expert-level, on site-support, product support also offers an on-demand service staffed by highly competent product experts. The Company's product support is provided by personnel primarily located in the Company's California and Ireland facilities.

  MAINTENANCE. Customers subscribing for product support also receive software updates and maintenance releases. The Company typically issues software updates every six to twelve months.

  ONSITE CONSULTING. The Company's engineers travel to customer sites for an initially specified period and provide expert level consultation including additional system design, training, customization and development support.

  As of December 27, 1997, the Company's technical support organization consisted of 9 people.

  The Company typically warrants software for 90 days. To date, the Company has not encountered any significant product maintenance problems. See "Risk Factors--New Products and Technological Changes; Dependence upon New Products; Regulation."

RESEARCH AND PRODUCT DEVELOPMENT

  The Company has made substantial investments in the development of its products. The Company believes that its future success depends in a large part on its ability to enhance existing products and to develop new products in order to maintain technological competitiveness and meet a wide range of customer needs. Accordingly, the Company intends to continue to make substantial investments in research and development for the foreseeable future. Overall product development efforts include:

  Vertel/HP OpenView Telecom TMN Product Suite. The Vertel/HP OpenView Telecom product suite will continue to build upon the combined strengths of HP OpenView Telecom platforms and the Company's TMN development products. Products include TMN Designer, TMN Agent and TMN Manager Developer and runtime products and TMN Proxy.

  TMN Managers and Agents. Vertel deployed the industry's first TMN agent toolkit in the early 1990's and the industry's first TMN agent and manager products based upon the NMF TMN/C++ API (NMF API)--an emerging standard for a three-tiered, object-oriented interface. The TMN Agent Development Environment
(ADE) and TMN Manager Development Environment (MDE) are two industry-leading products in the market today. The MDE is highly regarded as the most easy-to-use C++ implementation of TMN available.

  Vertical Integration and Optimization. The Company uniquely provides a single-vendor, object-oriented, integrated implementation of OSI stacks, TMN agent and manager products, Q-adaption and MIB translation. The Company's product software modules can be tightly integrated and optimized for performance and efficient memory usage.

  Portability. The Company's products can be ported in network elements, on UNIX and NT platforms, in popular run-time operating systems, in a wide range of client-server, fault-tolerant architectures and environments. These products provide: encapsulations of the underlying communication network portation details and flexible OSI and transport stack interfaces and communication networks. Portability allows the Company to implement changes and enhancements to the core technology once and to host those changes to many environments simultaneously. Currently, the Company supports five Real-Time Embedded Operating Systems (RTOSs), Solaris, HP-UX and Windows NT.

  Standards Conformance. The Company's implementations have successfully undergone many conformance tests in a variety of contexts and environments. Conformance testing guarantees that the standards have been implemented properly and enables interoperability to occur.

  The Company's research and development organization is located principally in Woodland Hills, California. As of December 27, 1997, the Company's research and development group consisted of 51 people.

  In fiscal years 1997, 1996 and 1995, the Company's research and development expenditures net of customer reimbursements were approximately $5,600,000, $5,461,000 and $5,156,000, respectively.

                                 RISK FACTORS

  The following risk factors should be considered carefully in addition to the other information contained in this document in evaluating the Company and its prospects:

  Adoption of Standards. The Company's success is based in large part on the adoption of the TMN standard by major telecommunications service providers in the United States and abroad. There can be no assurance regarding the timing of such acceptance, that telecommunications service providers will adopt standards different from those currently employed, or that if they choose to do so, TMN will be the standard adopted. In light of the industry's historical dependence on proprietary systems and the emergence of competing standards such as SNMP2 and CMIP, the Company's focus on TMN-based systems represents a risk for the Company. While the Company invests substantial efforts in encouraging the adoption of the TMN standard, the Company does not have direct control over such adoption. Delays in the adoption of the TMN standard or the adoption by the telecommunications service providers of a standard other than TMN would have the effect of materially adversely affecting the Company's financial condition and results of operations.

  New Products and Technological Changes; Dependence upon New Products; Regulation. The markets for the Company's products are characterized by rapidly changing technology and frequent new product introductions. Accordingly, the Company believes that its future success will depend on its ability to enhance its existing products and to develop and introduce in a timely fashion new products that achieve market acceptance. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support such products successfully or that the Company will be able to respond effectively to technological changes, industry standards revisions or product announcements by competitors. Delays in new product introductions or product enhancements, or the introduction of unsuccessful products, could adversely affect the Company. The Company's revenues are dependent on, among other things, the acceptance of these products by customers, and no assurance concerning their acceptance can be given. From time to time, the Company may announce new products, capabilities or technologies that have the potential to replace the Company's existing product offerings. There can be no assurance that announcements of new product offerings will not cause customers to defer purchasing or licensing existing Company products, adversely affecting the Company. See "Strategy and Products" and "Research and Product Development."

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

  The Company expects that new products and related services will account for a substantial portion of its revenues in the foreseeable future. As a result, factors adversely affecting the pricing of or demand for TMN software or wireless applications products, such as competition for new products, lack of customer acceptance of the Company's products, or failure of the Company to develop and introduce new and enhanced versions of its products on a timely basis, could have a material adverse effect on its business, operating results and financial condition. There can be no assurance of an increase in revenues and net income attributable to the Company's TMN-based products. See "Selected Consolidated Financial Data."

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

  Participation in Emerging Markets. As part of its corporate strategy, the Company has targeted emerging markets in the early stage of their development, including the TMN and wireless applications markets. There can be no assurance that these markets will attain broad acceptance or generate long-term growth opportunities in line with the Company's objectives. The Company believes that the TMN and wireless applications markets will take years to develop and that development of the markets will require the availability of a sufficient number of high quality, commercially successful communications applications. Widespread adoption of the TMN standard also will depend on the availability of communications stacks, information models and applications suites that allow telecommunications equipment manufacturers and service providers to implement TMN in their products. The Company cannot predict the size of the market or the rate at which the market will grow. If the markets fail to grow, grow more slowly than anticipated, or become saturated with competitors, the Company's business, financial condition and results of operations would be materially adversely affected. See "Competition," "Strategy and Products," and "Research and Product Development."

  Substantial Fluctuations in Quarterly Operating Results; Timing of Orders; Future Operating Results Uncertain. A significant portion of the Company's software revenues have been, and will continue to be, derived from substantial orders placed by large organizations after extended evaluation. The timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. In addition, the Company's quarterly operating results have in the past and will in the future vary significantly depending upon factors such as the timing of significant orders and shipments, the lengthy sales cycle of the Company's products, capital spending patterns of the Company's customers, changes in pricing policies by the Company or its competitors, increased competition, the cancellation of service or maintenance agreements, changes in operating expenses, personnel changes, demand for the Company's products, the number, timing and significance of new product and product enhancement announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the mix between U.S. and international sales, the mix of direct and indirect sales and general economic factors, among others. Due to the foregoing factors, quarterly revenues and operating results have been and will continue to be difficult to forecast.

  The Company typically realizes a significant portion of its TMN-based and wireless data software license revenues in the last month of a quarter, and frequently in the last weeks or even days of a quarter. The Company's expense levels are based, in part, on its expectations of future revenue levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenue in the short term, net income may be disproportionately affected by a reduction in revenue. The Company's business has experienced and is expected to continue to experience seasonality in customer purchasing patterns. In addition, the Company currently intends to increase its funding of research and product development, increase its sales and market development activities and expand distribution channels. To the extent such expenses are not subsequently followed by increased revenues, the Company's business, operating results and financial condition could be materially and adversely affected.

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

  Lengthy Sales Cycles; Importance of Implementation. The Company's products are complex and generally involve significant investment decisions after extended evaluations by prospective customers. Accordingly, the Company must engage in a lengthy sales cycle to provide a significant level of education regarding the use and benefits of the Company's products. Executive level approval is often required to license the Company's products and the agreements pursuant to which the Company licenses its products often involve lengthy negotiation. In addition, the implementation of the Company's software products involves a significant commitment by customers over an extended period of time. As a result, the Company's sales cycle is subject to a number of significant delays over which the Company has little control.

  The Company believes that rapid implementation is critical to success in the TMN market. Significant delays in implementation, whether or not such delays are within the Company's control, could materially adversely affect its business, operating results and financial condition. The Company from time to time enters into fixed price arrangements for its professional services. Fixed price arrangements could in the future result in losses primarily due to delays in the implementation process or other complexities associated with completion of the project. Such losses could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Sales, Marketing and Customers."

  Sales and Marketing Risks. During 1998, the Company plans to increase the number of direct sales and marketing personnel to support the further development of TMN market opportunities. As the Company hires new sales and marketing personnel it is anticipated that there will be a significant delay before such personnel become effective. There can be no assurance that the Company will be successful in attracting or retaining qualified sales and marketing personnel, that this expansion will result in sales of its products, that the costs of such expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will successfully compete against the larger and better funded sales and marketing organizations of the Company's competitors.

  Competition. Competition in the markets in which the Company competes is characterized by rapidly changing technologies, evolving industry standards, in-house or proprietary solutions, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new services, products and product features that keep pace with competitors' offerings, technological developments and changing industry standards. The principal competitive factors in the Company's market are quality, performance, product features such as scalability, interoperability, functionality, customizability and ease of use, customer support, services, price and maintenance.

  The Company experiences significant competition in telecommunications network management from TCSI, OSI, IBM, Sun Microsystems, DSET and major telecommunication vendors such as AT&T. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support products successfully or that the Company will be able to respond effectively to technological changes or product announcements by its competitors. The complexities of the Company's existing products could result in delays to product releases or product enhancements. Delays in new product introductions or product enhancements or the introduction of unsuccessful products could adversely affect the Company.

  Many of the Company's current and potential competitors have longer operating histories and have greater financial, technical, sales, marketing and other resources than the Company. Moreover, the Company's current and potential competitors may respond more quickly than the Company to new or emerging technologies or changes in customer requirements. In addition, as the market develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in the market by acquiring or forming strategic alliances with competitors of the Company resulting in increased competition to the Company. There can be no assurance that the Company will be able to compete successfully with such competitors. See "Strategy and Products."

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

  Fluctuations in Market Price of Common Stock. Announcement of new products by the Company or its competitors and quarterly variations in financial results could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations from time to time that have affected the market prices of many technology-based companies and that are not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the price of the Company's Common Stock.

  International Sales and Operations. Sales to third party customers outside of the United States accounted for approximately half of the Company's net revenues for 1997, 1996 and 1995. The Company expects that international sales will continue to be a significant portion of its business. Operating costs in many countries, including some of those in which the Company operates, are often higher than in the United States. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations. In addition, sales in Europe are adversely affected in the third quarter of each year as many customers and end-users reduce their business activities during the summer months. These seasonal factors and currency fluctuation risks may have an effect on the Company's quarterly results of operations. Further, because the Company has operations in different countries, the Company's management must address differences in regulatory environments and cultures. Failure to address these differences successfully could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company must obtain governmental and public telephone company approvals for certain of its products in most countries. See "Management's Discussion and Analysis of Financial Condition--Results of Operations" and "Sales, Marketing and Customers."

  Dependence on Suppliers and Licenses. The Company licenses certain technology included in its products; if the Company becomes unable to utilize such technology, the Company could be adversely affected.

  Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, sales, marketing, research and development and manufacturing personnel, many of whom would be difficult to replace. If certain of these employees were to leave, the Company could be adversely affected. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled software engineers, and managerial, sales and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. In addition, the Company is undertaking reorganization and refocusing of its business. To the extent the Company is not successful in attracting or retaining key personnel, the Company could also be adversely affected. See "Strategy and Products", "Employees" and "Executive Officers and Key Personnel of the Company."

  Currency Fluctuations. While the Company's consolidated financial statements are prepared in United States dollars, a portion of the Company's worldwide operations have a functional currency other than the United States dollar. In particular, the Company maintains a professional service operation in Ireland where the functional currency is the Irish Pound. A small portion of the Company's revenues are also denominated in currencies other than the United States dollar. In addition, international sales denominated in U.S. Dollars may nonetheless be adversely affected by exchange rate fluctuations if the relative cost of the Company's products becomes substantially more expensive. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. The Company does not have a policy relating to hedging. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  Risks Associated with Intellectual Property. The Company regards its products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company generally enters into confidentiality and invention assignment agreements with its employees and consultants. Additionally, the Company enters into confidentiality agreements with certain of its customers and potential customers and limits access to, and distribution of, its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technologies without authorization, or to develop similar technologies independently. Furthermore, the laws of certain countries in which the Company does business do not protect the Company's software and intellectual property rights to the same extent as do the laws of the United States. The Company does not include in its software any mechanisms to prevent or inhibit unauthorized use, but generally either requires the execution of an agreement that restricts copying and use of the Company's products or provides for the same in a break-the-seal license agreement. If unauthorized copying or misuse of the Company's products were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

  While the Company has not received claims alleging infringement of the proprietary rights of third parties which the Company believes would have a material adverse effect on the Company's business, financial condition or results of operations, nor is it aware of any similar threatened claims, there can be no assurance that third parities will not claim that the Company's current or future products infringe the proprietary rights of others. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. See "Proprietary Technology."

  Risks Associated With Year 2000. New releases of the Company's software have been designed to address processing for the year 2000 to the extent it has been required. It is the Company's intent to have all of its actively supported software on releases which are ready for the year 2000 by the end of 1998. However, to the extent that others such as system integrators make use of the Company's software in developing solutions for third parties, the Company may have no knowledge as to the year 2000 readiness of those third party products. In addition, it is possible third parties could assert claims against the Company or its customers concerning year 2000 issues and, regardless of their merits or lack thereof, these claims could be material.

  As with other organizations, the Company's internal computer systems and programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond. The Company has initiated efforts to remedy this situation and expects all systems to be replaced and tested prior to the year 2000. The incremental costs of this project have not yet been quantified by the Company and could be material.

EMPLOYEES

  As of December 27, 1997 the Company employed 111 persons, of whom 63 were primarily engaged in research and development activities or professional services, 36 in sales, marketing, customer support and related activities and 12 in general management, administration and finance. The Company has no collective bargaining agreements with its employees. The Company believes that it maintains competitive compensation, benefit, equity participation and workplace policies that assist in attracting and retaining qualified employees. The Company believes that its future success will depend, in part, on its ability to attract and retain qualified personnel. The Company has experienced no work stoppages and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company and their ages as of December 28, 1997 are as follows:

      NAME                  AGE                                POSITION
      ----                  ---                                --------
   Bruce Brown.............  47 President and Chief Executive Officer
   James Brill.............  46 Vice President, Finance and Administration and Chief Financial Officer

  The key divisional employees and their ages as of December 28, 1997 are as follows:

   Lawrence Asten..........  51 Senior Vice President, Worldwide Sales, Vertel
   Michael Stark...........  39 Vice President, Research and Development, Vertel
   Cyrus Irani.............  39 Vice President, Marketing, Vertel
   Fred Rampey.............  43 Vice President, Professional Services, Vertel

  Mr. Brown was elected to the position of President and Chief Executive Officer of the Company in fiscal January 1998. Mr. Brown also serves as President and Chief Executive Officer of Vertel, a position to which he was elected in November 1995. Mr. Brown joined Vertel in August 1995 and has served as a director of Vertel since October 1995. From October 1995 to December 1996, Mr. Brown also served as Chief Financial Officer of Vertel. Prior to joining Vertel, Mr. Brown served as President of ADC Fibermux Corporation ("Fibermux"), a supplier of fiber optic networking products from July 1993 until August 1995. Prior to his role at Fibermux, Mr. Brown was Executive Vice President, Customer Operations at Ungermann-Bass Networks, Inc. from October 1990 until July 1993. Mr. Brown holds a B.S. degree from Iowa State University and an M.P.A. from Drake University.

  Mr. Brill has served as Vice President, Finance and Administration and Chief Financial Officer of the Company since the beginning of fiscal 1998. He joined the Company as Vice President, Finance and Administration and Chief Financial Officer of the Company's Vertel subsidiary in December 1996. Prior to joining the Company, Mr. Brill served for over eight years at Merisel, Inc., a computer software and hardware distributor, from May 1988 to October 1996, where his most recent role was Chief Financial Officer and a member of the Board of Directors. Mr. Brill holds a B.S. degree from the U.S. Naval Academy and an M.B.A. from the UCLA Anderson Graduate School of Management.

  Mr. Asten has served as Senior Vice President, Worldwide Sales, for the Company's Vertel subsidiary since joining Vertel in November 1995. Prior to joining the Company, Mr. Asten served as Vice President, Sales, Marketing and Customer Service for ADC Telecommunications, Inc., a telecommunications equipment manufacturer, from January 1992 to October 1995. Previously, he served as Vice President, Worldwide Sales, for Telco Systems, Inc., a telecommunications equipment manufacturer, from July 1987 to January 1992.

  Mr. Stark has been with the Company's Vertel subsidiary since February 1996 where he has served as Vice President, Research and Development. Prior to joining the Company, Mr. Stark served as Vice President, Product Development, for BellSouth/Dataserv, a provider of data communications, from April 1992 to January 1996. Previously, he served in various management positions at NCR/Teradata Corporation, a database company, and Nucleus International Corporation, a database company.

  Mr. Irani joined the Company's Vertel subsidiary in February 1996 and currently serves as Vice President, Marketing. Prior to joining the Company, Mr. Irani served as Vice President of Marketing and Sales for The Alchemy Group, a network management software company, from August 1994 to February 1996. Previously, he was Product Line Manager for AT&T Global Information Systems, a telecommunications service provider, from March 1993 to August 1994. From December 1989 to March 1993, he served as Director of Product Marketing for the Company.

  Mr. Rampey has served as Vice President, Professional Services, for the Company's Vertel subsidiary since December 1997. Prior to joining the Company, Mr. Rampey served in various management roles, including most recently Operations Manager, for Hewlett Packard's OpenView Telecom Division from September 1996 to December 1997.

ITEM 2. PROPERTIES

  The Company's principal administrative, sales and marketing, research and development and support facilities are located in Southern California. The Company's headquarters and primary operations are located in Woodland Hills, California, and consist of approximately 30,000 square feet under a lease that will expire in January 2002. Annual gross rent for this facility lease approximates $650,000. The Company's field sales and service offices worldwide, other than its headquarters, consist of leased office space totaling approximately 13,500 square feet with current aggregate gross rents of approximately $82,000. In addition, the Company has various facilities under lease, which have been subleased to tenants for which rental income approximately offsets rental obligations. The Company believes that its existing facilities are adequate for presently foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

  Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding. The Company may, from time to time, become a party to various legal proceedings arising in the normal course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

  The Company's Common Stock is traded on the Nasdaq National Market (NASDAQ:RETX). The low and high sales prices for each quarterly period in the two fiscal years ended December 27, 1997 are as follows:

                                                  1996 FISCAL QUARTERS ENDED
                                               ---------------------------------
                                               MARCH 30 JUNE 29 SEPT. 28 DEC. 28
                                               -------- ------- -------- -------
     Low bid..................................  $1 7/8  $5       $3 3/8  $5 1/4
     High bid.................................  $5 3/8  $10 7/8  $8 5/8  $9 1/4

                                                  1997 FISCAL QUARTERS ENDED
                                               ---------------------------------
                                               MARCH 29 JUNE 28 SEPT. 27 DEC. 27
                                               -------- ------- -------- -------
     Low bid.................................. $4       $3 5/8    $4     $4 1/32
     High bid................................. $7 3/16  $5 7/8    $7     $7 3/8

  There were approximately 400 holders of record on February 26, 1998.

DIVIDEND POLICY

  The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected financial information has been derived from the Company's Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

                     SELECTED CONSOLIDATED FINANCIAL DATA
                      FIVE YEARS ENDED DECEMBER 31, 1997

                                         YEAR ENDED DECEMBER 31,
                                ----------------------------------------------
                                  1997     1996      1995      1994     1993
                                --------  -------  --------  --------  -------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 INCOME DATA:
Net revenues:
  License.....................  $ 12,590  $11,714  $ 10,222  $ 12,209  $15,574
  Service and other...........     5,887    4,443     5,324    11,428    7,183
                                --------  -------  --------  --------  -------
    Net revenues..............    18,477   16,157    15,546    23,637   22,757
                                --------  -------  --------  --------  -------
Cost of revenues:
  License.....................       876    1,059       943       715    1,275
  Service and other...........     3,606    1,917     2,346     7,445    4,282
                                --------  -------  --------  --------  -------
    Total cost of revenues....     4,482    2,976     3,289     8,160    5,557
                                --------  -------  --------  --------  -------
Gross profit..................    13,995   13,181    12,257    15,477   17,200
                                --------  -------  --------  --------  -------
Operating expenses:
  Research and development ...     5,600    5,461     5,156     1,730    3,643
  Sales and marketing.........     7,829    7,625     4,279     5,622    8,226
  General and administrative..     3,719    3,223     2,188     3,493    3,480
  Restructuring expense
   (benefit)..................     1,513     (197)    2,277       397      906
                                --------  -------  --------  --------  -------
    Total operating expenses..    18,661   16,112    13,900    11,242   16,255
                                --------  -------  --------  --------  -------
Operating income (loss) from
 continuing operations........    (4,666)  (2,931)   (1,643)    4,235      945
Litigation settlement and
 related costs................       --       --        --        --    (4,025)
Other income, net.............       171      591     1,046       780      540
                                --------  -------  --------  --------  -------
Income (loss) from continuing
 operations before
 provision for income taxes ..    (4,495)  (2,340)     (597)    5,015   (2,540)
Provision (benefit) for income
 taxes .......................       --       --        --      2,006   (1,016)
                                --------  -------  --------  --------  -------
Income (loss) from continuing
 operations...................    (4,495)  (2,340)     (597)    3,009   (1,524)
Loss from discontinued
 operations...................    (6,415)  (1,501)  (31,212)  (14,941)  (5,808)
                                --------  -------  --------  --------  -------
Loss before cumulative effect
 of change in accounting
 principle....................   (10,910)  (3,841)  (31,809)  (11,932)  (7,332)
                                --------  -------  --------  --------  -------
Cumulative effect of change in
 accounting
 principle....................       --       --        --        --       204
                                --------  -------  --------  --------  -------
Net income (loss).............  $(10,910) $(3,841) $(31,809) $(11,932) $(7,128)
                                ========  =======  ========  ========  =======
BASIC AND DILUTED INCOME
 (LOSS) PER COMMON SHARE:
Income (loss) from continuing
 operations...................  $  (0.21) $ (0.12) $  (0.03) $   0.08  $ (0.07)
Loss from discontinued
 operations...................     (0.30)   (0.07)    (1.75)    (0.76)   (0.36)
Cumulative effect of change in
   accounting principle.......       --       --        --        --      0.01
                                --------  -------  --------  --------  -------
  Net loss....................  $  (0.52) $ (0.19) $  (1.78) $  (0.68) $ (0.42)
                                ========  =======  ========  ========  =======
CONSOLIDATED BALANCE SHEET
 DATA:
Working capital ..............  $  6,411  $15,338  $ 12,145  $ 27,191  $35,548
Total assets..................    13,450   23,622    22,584    37,065   51,838
Long term obligations, less
 current portion..............        10      236        65       478    1,422
Shareholders' equity .........     7,733   17,602    14,360    44,928   55,282

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Retix was formed in 1985 and licensed its first OSI technology software in that year. The Company entered the internetworking market in 1987 with shipments of its first local bridge products. To broaden its internetworking product base over the past ten years, the Company expanded to offer routing, switching and most recently, broadband access equipment. The Company's primary concentration was in the internetworking market until 1996 when it split the operating divisions of the Company into three business units, each with its own management structure. These three units focused on internetworking, network management software (developed from its roots in OSI technology) and wireless applications software. In 1997, the Company merged the wireless applications software subsidiary into its network management software subsidiary, Vertel. Additionally, in 1997, the Company's internetworking hardware subsidiary, Sonoma Systems Inc. ("Sonoma"), announced it would focus solely on broadband access equipment for the telecommunications marketplace. In December 1997, it was announced that the Company would discontinue investment in Sonoma and seek outside investors. Such financing was arranged in early 1998 and the results of operations have been reclassified to present the operating results of Sonoma as a discontinued operation (See Note 3 to Financial Statements). The Company's remaining subsidiary, Vertel, was expanded from its OSI background to begin offering network management software for the telecommunications industry. This product line of telecommunications network management ("TMN") software experienced increasing revenues during 1996 and 1997. Further references to the Company in Management's Discussion and Analysis of Financial Condition refer solely to the continuing operations of Vertel unless specifically identified otherwise.

  Vertel was organized as a wholly-owned subsidiary of Retix in February 1996. In conjunction with the formation, Retix transferred to the Company the net assets of Retix's TMN and OSI product lines, including the direct and indirect subsidiaries through which Retix historically conducted such business. The Company released its first TMN software products and services in 1995. By 1996, the Company no longer sold new licenses to its OSI software products, but still receives a limited amount of related royalty and support revenue. As a result of the product line transition in the Company's business, the Company's results of operations prior to 1996 should not be relied upon as indicative of future results.

  The Company is a leader in developing, marketing and supporting vertically integrated, object-oriented software solutions for the management of public telecommunications networks. The Company's solutions, which are based upon the International Telecommunications Union's TMN standard, support seamless network operation and management over diverse transmission media and protocols. The Company's products are designed to reduce network management costs by automating critical network management functions and to assist telecommunications service providers in deriving incremental revenue by enabling the rapid deployment of advanced services.

  The Company offers embedded software for network equipment, software that allows telecommunications service providers to integrate proprietary or SNMP-based network management systems with a TMN standards-based solution and object-oriented software platforms that facilitate the rapid development of network and service management applications and features such as fault detection and automatic response, remote improvement of network configuration, automation of accounting and billing functions, optimization of network traffic and security. The Company provides professional services to implement and maintain a complete TMN-based solution efficiently, including system engineering, custom application development and technical support.

  The Company sells its products and services primarily through a direct sales force in the United States and abroad and, in certain territories, utilizes commissioned third-party agents. Additionally, the Company announced in 1997 that it had signed a joint development agreement with Hewlett Packard's OpenView division whereby the two companies would jointly develop, market and sell certain products. The Company's customers include telecommunications service providers and their customers, network equipment manufacturers, independent software developers and software platform vendors.

  The Company derives revenue primarily from software source license fees, royalties and services, including professional services, technical support and maintenance. Source license fees consist primarily of licenses of the Company's TMN software products and development platforms. Source license revenue is recognized upon transfer of the source code to the customer, provided there are no significant remaining obligations and collectability is deemed probable by management in accordance with Statement of Position 91-1, Software Revenue Recognition ("SOP 91-1"). To date, substantially all source license fees have been recognized upon transfer. Source license fees typically have accounted for a substantial portion of total revenue in each quarter. Source license agreements generally do not provide for a right of return. Reserves are maintained for returns and potential credit losses, neither of which has had a material effect on the Company's results of operations or financial condition through December 31, 1997.

  Pursuant to source code license agreements, licensees may distribute binary or embedded versions of the Company's software in the licensees' products. Royalties become due upon shipment of products containing the binary or embedded code and generally are recognized upon notification by the licensee to Vertel that products have been shipped. Because of the development times required for licensees to design and ship products containing binary or embedded software, the Company generally does not receive royalties from shipments of such products for at least three quarters from the date the Company initially ships source code. Certain of the Company's source license agreements provide for prepayment of royalties. The Company typically recognizes guaranteed minimum prepaid royalties, which are not subject to future obligations upon shipment of the underlying source code. Royalty revenue that exceeds minimum guarantees, or is subject to significant vendor obligations, or where collection cannot be assured, is recognized in the period when earned or collection is assured.

  The Company separately offers professional services, including system design and engineering, custom application development, source code portation, conformance testing and certification and application development. Many of the Company's customers contract for professional services. These services are typically based on a detailed statement of work. Professional services revenue varies according to the size, timing and complexity of the project and are typically billed based upon the attainment of certain milestones or a per day fee. Revenue from professional services generally is recognized using the percentage of completion method, or on a time and materials basis. In certain cases, the Company is reimbursed for non-recurring engineering efforts by customers, with reclassification of such costs from research and development to costs of revenues.

  Technical support services consist of product support and maintenance, training and onsite consulting. Product support and maintenance fees have constituted the majority of technical support and service revenue. Product support and maintenance fees typically have ranged from 10-20% of the initial source license fee and are recognized ratably over the term of the maintenance agreement, which is typically one year. Other revenue from training and onsite consulting are recognized as performed.

  The Company also derives revenue from the sale of its messaging products and certain other miscellaneous products and services. The Company expects this revenue to continue to decline as the Company focuses on its TMN-based products and services.

  The Company's operating expenses have increased substantially since 1995 as the Company has made investments related to the development and introduction of its TMN products, expanded its sales force and established additional general and administrative functions. The Company anticipates that operating expenses will continue to increase for the foreseeable future as it continues to develop its technology, increase sales and marketing efforts, establish and expand distribution channels and institute additional general and administrative functions.

  The Company's prospects are dependent on market acceptance of the TMN standard and must be evaluated in light of the risks and uncertainties frequently encountered by companies dependent upon such early stage standards and products. In addition, the Company's markets are new and rapidly evolving which heightens these risks and uncertainties. To address these risks, the Company must, among other things, successfully implement its marketing strategy, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors and commercialize its products and services incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. See "Risk Factors."

RESULTS OF OPERATIONS

  The following table sets forth certain operational data as a percentage of net revenues:

                                   YEAR ENDED
                                  DECEMBER 31,
                                ---------------------
                                1997    1996    1995
                                -----   -----   -----
   CONSOLIDATED STATEMENT OF
    INCOME DATA:
   Revenues.................... 100.0 % 100.0 % 100.0 %
   Cost of revenues............  24.3    18.4    21.2
                                -----   -----   -----
   Gross margin................  75.7    81.6    78.8
   Operating expenses:
     Research and development..  30.3    33.8    33.2
     Sales and marketing.......  42.4    47.2    27.5
     General and
      administrative...........  20.1    19.9    14.1
     Restructuring expense
      (benefit)................   8.2    (1.2)   14.6
                                -----   -----   -----
       Total operating
        expenses............... 101.0    99.7    89.4
                                -----   -----   -----
   Operating loss from
    continuing operations...... (25.3)% (18.1)% (10.6)%
                                =====   =====   =====

  Net Revenues. Net revenues increased 14.4% to $18,477,000 in 1997 as compared to $16,157,000 in 1996 following a 3.9% increase from 1995. The increases experienced in net revenues over the past two years were primarily due to growth in demand for the Company's TMN-based products through both new product offerings and new customers. Additionally, revenues were generated from existing customers who began to utilize TMN for new systems as well as to interface with existing legacy systems. Sales generated by the Company consist of network management software license, service and other revenues.

  License revenues consist primarily of licenses and royalties of the Company's TMN-based software solutions and development platforms, and typically have accounted for a substantial portion of total revenue in each quarter. Source license fees are recognized upon transfer of the source code to the customer, provided there are no significant remaining obligations and collectibility is deemed probable by management in accordance with SOP 91-1. Annual license revenues increased 7.5% to $12,590,000 during 1997 from $11,714,000 in 1996 following a 14.6% increase from $10,222,000 in 1995. The increase in license revenues in 1997 as compared to 1996 was primarily due to $1,900,000 in final billings resulting from the termination of a contract to develop wireless messaging products to a single customer. These billings will not recur in 1998. The increase in license revenues in 1996 as compared to 1995 reflects a full year of revenues in deploying the Company's TMN-based software and service solutions to carriers and network equipment manufacturers for the management of public telecommunications networks.

  Service and other revenues consist primarily of professional services, maintenance, technical support, non-recurring engineering projects, training and other revenues. Service and other revenues increased 32.5% to $5,887,000 during 1997 from $4,443,000 in 1996 following a 16.5% decrease from $5,324,000 in 1995. The increase in service and other revenues in 1997 as compared to 1996 was primarily due to higher revenues from professional services, nonrecurring engineering projects and maintenance revenues. The decrease in service and other revenues in 1996 as compared to 1995 was primarily due to decreases in nonrecurring engineering projects and maintenance revenues as the Company shifted its product lines from its traditional OSI products to TMN-based products.

  The Company intends to continue to introduce several new products to expand its position as a leader in providing telecommunications management solutions; however, net revenues and operating results of future periods may be adversely affected if the Company experiences releasing new products, if such new products are not accepted by the marketplace, or if the Company experiences unanticipated decreases in other product revenues.

  Sales to customers outside of the United States comprised approximately 40.3%, 52.6% and 46.6%, respectively, of net revenues in 1997, 1996 and 1995. The Company's high percentage of sales to customers outside of the United States has historically been due primarily to strong international demand for its OSI and TMN standards-based network management software which the Company believes is due to the high degree of international investment in new infrastructure products, whereas investment in the U.S. tends to be in upgrading pre-existing proprietary systems. Historically, the Company's international sales have been denominated primarily in U.S. dollars. As such, the effects of fluctuations in foreign exchange rates, in comparison with the U.S. dollar, have not had a significant impact on the results of the Company's operations.

  Gross Margin. Cost of revenues consists primarily of professional engineering services, primarily comprised of payroll and related costs, and royalties paid under software licensing agreements and warranty costs. Gross margin decreased to 75.7% of net revenues in 1997, from 81.6% in 1996 and from 78.8% in 1995 due to a shift in product mix. The decrease in gross margin for 1997 was more specifically due to a greater composition of professional services revenue in the product mix, which tend to have lower margins versus license revenue. Gross margins increased in 1996 as compared to 1995 due to fewer projects with customers for non-recurring engineering efforts which typically are generally performed at relatively low margins. The Company anticipates that changes to pricing structures and distribution strategies may occur, and that margins may fluctuate and could decline in future periods.

  Research and Development. The Company has invested heavily in research and development to expand its expertise in TMN-based software solutions applications technologies and to continue sustaining support of its product offerings. The major components of research and development expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, the cost of facilities and depreciation of capital equipment, primarily computer and test equipment. Costs related to research and development in certain cases are offset by customer reimbursement of non-recurring engineering efforts.

  Total research and development expenses increased 2.5% to $5,600,000 in 1997 from $5,461,000 in 1996 and increased 5.9% in 1996 from $5,156,000 in 1995. As a percentage of revenue, research and development expenses were relatively constant at 30.3% in 1997, 33.8% in 1996, and 33.2% in 1995. The increase in research and development expense in 1997 and 1996 as compared to prior years was primarily due to an increase in expenditures for further expansion of TMN-based software development tools, stacks and applications. The decrease in research and development expense as a percentage of revenue in 1997 as compared to 1996 reflects the overall increase in revenues noted for the period.

  The Company expects to continue to make significant investments in the development of new products and feature enhancements to existing product lines, although such expenses may fluctuate from quarter to quarter both in absolute dollars and as a percentage of revenue depending on the status of various development projects and the level of non-recurring engineering services.

  Sales and Marketing. Sales and marketing expenses consist primarily of personnel and associated costs related to selling, support and marketing activities, including marketing programs such as trade shows and other promotional costs. The Company believes that substantial sales and marketing expenditures are essential to developing the opportunities for revenue growth and to renewing the Company's competitive position. Sales and marketing expenses are expected to continue to comprise a significant percentage of the Company's total expenses because of costs associated with supporting the worldwide sales and service functions necessary to meet the needs of the Company's customer base and respond to the opportunities in the TMN marketplace.

  Sales and marketing expenses increased 2.7% to $7,829,000 in 1997 from $7,625,000 in 1996 and increased 78.2% in 1996 from $4,279,000 in 1995. Sales and marketing expenses increased slightly in 1997 as compared to 1996, but decreased as a percentage of revenues to 42.4% in 1997 from 47.2% in 1996 primarily due to slower growth of additional sales offices in early 1997 as revenues increased over the prior year. The increase in the absolute amount of sales and marketing expenses and as a percentage of revenues in 1996 as compared to 1995 reflects efforts to increase Vertel's direct sales force including opening of offices in Germany, France, the United Kingdom, Korea and Japan and additional marketing programs to support the launch of new TMN-based products and entry into new markets.

  The Company has developed a strategy to capitalize on the emerging TMN market through the establishment and growth of offices and sales personnel around the world. In conjunction with this strategy, the Company intends to expand its sales and marketing functions further to support anticipated broader market adoption of TMN. The Company anticipates that sales and marketing expenses will increase in absolute dollars, although such expenses may fluctuate from quarter to quarter both in absolute dollars and as a percentage of revenue.

  General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel as well as professional fees and insurance premiums. General and administrative expenses increased 15.4% to $3,719,000 in 1997 as compared to $3,223,000 in 1996, and increased 47.3% in 1996 from $2,188,000 in
1995. The increase in general and administrative costs in 1997 as compared to 1996 is primarily attributable to increases in infrastructure costs including severance and professional fees related to the merger of the Company's subsidiary, Wireless Solutions, into Vertel in mid-1997, and charges for reductions in the Company's Irish offices and staffing. The increase in general and administrative costs in 1996 as compared to 1995 is primarily attributable to increases in infrastructure costs related to Vertel, as the entity developed more autonomous operations during 1996. These infrastructure costs included facilities relocation costs, professional fees and the recruitment of staff and the expansion of an executive team.

  Restructuring Expense (Benefit). The Company operates in an industry that is characterized by rapid development of new technology, which profoundly affects product and marketing strategies of companies operating within the industry. In December 1997, the Company announced plans to discontinue investment in its broadband access equipment subsidiary, Sonoma. As a result, the Company's management structure was reorganized and downsized to reflect the reduction of the number of operating subsidiaries to one (see Notes 3 and 12 to Financial Statements). The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 1997 was $1,816,000 and included costs of officer severance pay, acceleration of vesting for certain officer and director stock options, facility consolidation, professional fees and other related charges. It is anticipated these costs will be paid during the first half of 1998. Additionally, during the fourth quarter of 1997, the Company recorded a reversal of certain restructuring reserves and accruals originally recorded in 1995 totaling $303,000, resulting in a net restructuring expense recorded for fiscal 1997 of $1,513,000.

  In 1995, the Company announced a major restructuring of its operations resulting from the significant downsizing of its internetworking hardware business unit, later known as Sonoma. The resulting restructuring charge included costs for exiting certain leased facilities by the Company, inventory and fixed asset write downs, severance payments for terminated employees, foreign office closure costs and other reserves. The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 1995 was $2,277,000. Subsequently, the Company recorded the reversal of excess restructuring reserves totalling $303,000 and $197,000 for the years ended December 31, 1997 and 1996, respectively, primarily as a result of favorable lease exit costs and lower than anticipated severance costs. As of December 31, 1997, substantially all reserves related to the 1995 restructuring charge, except for $149,000 related to costs for final closures of foreign subsidiaries, had been utilized or reversed.

  Loss from Continuing Operations. The Company incurred a loss from continuing operations of $4,666,000 in 1997, $2,931,000 in 1996, and $1,643,000 in 1995.
The increase in loss from continuing operations in 1997 as compared to 1996 is primarily attributable to the restructuring reserve as a result of the reorganization of the Company's management structure (See Restructuring Expense (Benefit)). The loss from continuing operations in 1996 is primarily attributable to increases in operating costs as the Company expanded infrastructure of its subsidiary, Vertel. The loss from continuing operations in 1995 is primarily attributable to declines in net revenues versus 1994 as the Company transitioned from its traditional OSI products to TMN products.

  Other Income. Other income, net, includes interest income and expense, foreign tax withholdings and foreign currency gains and losses. Decreases in other income, net, to $171,000 in 1997 from $591,000 in 1996 and $1,046,000 in
1995 were primarily attributable to decreases in interest income from decreasing cash balances during 1997 and varying interest rates earned on investments.

  Provision for Income Taxes. The Company recorded no provision for income taxes on pre-tax losses from continuing operations of $4,495,000, $2,340,000, and $597,000 in 1997, 1996 and 1995 respectively. Deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates. A valuation allowance equal to the total amount of the Company's net deferred tax assets of $25,344,000 at December 31, 1997, has been established. The net deferred tax assets will be realized to the extent that the Company operates profitably in the future during the respective carryforward periods.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has incurred net losses of $ 10,910,000, $3,841,000 and $31,809,000 and operating losses from continuing operations of $4,666,000, $2,931,000 and $1,643,000 for the years ended December 31, 1997, 1996 and
1995, respectively. As a result, the Company's principal sources of liquidity, consisting of cash and cash equivalents and short-term investments, have decreased to $2,253,000 and $3,999,000, respectively, at December 31, 1997. In response to these factors, as more fully discussed at Note 3 to the Financial Statements, in December 1997, the Company's board of directors adopted a plan to discontinue further investment in the Company's broadband access equipment subsidiary, Sonoma. The plan, which was substantially completed in January 1998, reduces the Company's level of investment in Sonoma to that of a passive investor and, as a result, the Company will no longer contribute to the future working capital requirements of Sonoma. Net cash used by Sonoma was $6,313,000, $6,057,000 and $11,591,000 in 1997, 1996 and 1995, respectively.
In response to the losses at the Company's remaining operating subsidiary, Vertel, the Company reduced ongoing operating expenses in the second half of 1997 to align with anticipated sales levels. Additionally, the Company has streamlined its management structure through the restructuring activities announced in December 1997 (see Note 11).

  The Company believes the effects of the disposition of Sonoma and reductions in ongoing operating expenses in the second half of 1997 will result in cash flows in 1998 which, when combined with the Company's cash and short term investment balances, will be sufficient to meet the Company's liquidity requirements for the next 12 months.

  The Company has experienced operating losses from continuing operations before provision for income taxes totaling $4,495,000, $2,340,000 and $597,000 in 1997, 1996 and 1995, respectively. Operating activities required the use of cash of $4,277,000 during 1997 primarily as a result of the operating loss in that year. Additionally, the Company experienced overall decreases in payables and accruals in 1997 as compared to the prior year. Offsetting the loss in 1996 were cash flow increases primarily due to increases in accounts payable and accrued liabilities compared to the prior year.

  The Company has received net cash of $256,000, $3,321,000, and $1,120,000 from the exercise of stock options and stock sales under the employee stock purchase plans in 1997, 1996 and 1995, respectively. In 1997, the Company also received cash of $510,000 as a result of the repayment of certain notes receivable originally issued from the exercise of certain stock options. Additionally, in 1996, the Company received cash of $4,090,000 as a result of the private placement of its common stock in that year.

  At December 31, 1997 the Company's long-term liquidity needs consisted principally of operating lease commitments related to facilities and office equipment.

  The Company's capital expenditures approximated $480,000 for 1997, $340,000 for 1996 and $858,000 for 1995. The Company currently anticipates that capital expenditures for the next twelve months will be utilized for the acquisition of computer, test and office equipment as well as tenant improvements in connection with the expansion of facilities. From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complimentary to the Company's business. Any such acquisition or investment may require additional capital resources.

  New releases of the Company's software have been designed to address processing for the year 2000 to the extent it has been required. It is the Company's intent to have all of its actively supported software on releases which are ready for the year 2000 by the end of 1998. However, to the extent that others such as system integrators make use of the Company's software in developing solutions for third parties, the Company may have no knowledge as to the year 2000 readiness of those third party products. In addition, it is possible third parties could assert claims against the Company or its customers concerning year 2000 issues and, regardless of their merits or lack thereof, these claims could be material.

  As with other organizations, the Company's internal computer systems and programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond. The Company has initiated efforts to remedy this situation and expects all systems to be replaced and tested prior to the year 2000. The incremental costs of this project have not yet been quantified by the Company and could be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     RETIX

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  2,253  $  8,219
  Short-term investments ..................................    3,999     7,748
  Trade accounts receivable (net of allowances of $452 and
   $368 for 1997 and 1996, respectively)...................    4,941     4,315
  Prepaid expenses and other current assets................      925       840
                                                            --------  --------
    Total current assets...................................   12,118    21,122
Property and equipment, net................................      766       913
Other assets...............................................      566     1,587
                                                            --------  --------
                                                            $ 13,450  $ 23,622
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $    733  $  1,064
  Accrued wages and related liabilities ...................      660       903
  Accrued restructuring expenses ..........................    1,487       491
  Other accrued liabilities ...............................    2,100     2,493
  Deferred revenue.........................................      531       739
  Net liabilities of discontinued operations...............      196        94
                                                            --------  --------
    Total current liabilities .............................    5,707     5,784
Deferred rent..............................................       10       236
                                                            --------  --------
    Total liabilities......................................    5,717     6,020
                                                            --------  --------
Shareholders' equity:
  Preferred stock, par value $.01, 2,000,000 shares
   authorized; none issued and outstanding.................
  Common stock, par value $.01, 50,000,000 shares
   authorized; shares issued and outstanding 1997,
   24,146,518; 1996, 22,597,427............................      227       226
  Additional paid-in capital ..............................   78,661    78,089
  Accumulated deficit .....................................  (64,760)  (53,850)
  Cumulative translation adjustment .......................   (2,003)   (1,961)
                                                            --------  --------
                                                              12,125    22,504
  Less notes receivable from issuance of common stock .....   (4,392)   (4,902)
                                                            --------  --------
    Total shareholders' equity ............................    7,733    17,602
                                                            --------  --------
                                                            $ 13,450  $ 23,622
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                                     RETIX

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997     1996      1995
                                                   --------  -------  --------
Net revenues:
  License......................................... $ 12,590  $11,714  $ 10,222
  Service and other...............................    5,887    4,443     5,324
                                                   --------  -------  --------
    Net revenues..................................   18,477   16,157    15,546
                                                   --------  -------  --------
Cost of revenues:
  License.........................................      876    1,059       943
  Service and other...............................    3,606    1,917     2,346
                                                   --------  -------  --------
    Total cost of revenues .......................    4,482    2,976     3,289
                                                   --------  -------  --------
Gross profit .....................................   13,995   13,181    12,257
                                                   --------  -------  --------
Operating expenses:
  Research and development........................    5,600    5,461     5,156
  Sales and marketing.............................    7,829    7,625     4,279
  General and administrative .....................    3,719    3,223     2,188
  Restructuring expense (benefit).................    1,513     (197)    2,277
                                                   --------  -------  --------
    Total.........................................   18,661   16,112    13,900
                                                   --------  -------  --------
Operating loss from continuing operations ........   (4,666)  (2,931)   (1,643)
Other income, net ................................      171      591     1,046
                                                   --------  -------  --------
Loss from continuing operations before provision
 for income taxes.................................   (4,495)  (2,340)     (597)
Provision for income taxes........................      --       --        --
                                                   --------  -------  --------
Loss from continuing operations...................   (4,495)  (2,340)     (597)
Loss from discontinued operations (including
 provision for operating losses of $100 during
 phase out period)................................   (6,415)  (1,501)  (31,212)
                                                   --------  -------  --------
Net loss.......................................... $(10,910) $(3,841) $(31,809)
                                                   ========  =======  ========
Basic and diluted loss per common share:
Loss from continuing operations .................. $  (0.21) $ (0.12) $  (0.03)
Loss from discontinued operations ................ $  (0.30) $ (0.07) $  (1.75)
                                                   --------  -------  --------
Net loss.......................................... $  (0.52) $ (0.19) $  (1.78)
                                                   ========  =======  ========
Common shares used in computing per share amounts
 .................................................   21,120   20,322    17,886

          See accompanying notes to consolidated financial statements.

                                     RETIX

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           COMMON STOCK    ADDITIONAL             CUMULATIVE
                         -----------------  PAID-IN   ACCUMULATED TRANSLATION   NOTES
                           SHARES   AMOUNT  CAPITAL     DEFICIT   ADJUSTMENT  RECEIVABLE  TOTAL
                         ---------- ------ ---------- ----------- ----------- ---------- --------
Balance at January 1,
 1995................... 17,569,068  $176   $64,706    $(18,200)    $(1,754)   $   --    $ 44,928
 Issuance of common
  stock upon exercise of
  options ..............    381,230     4       875                                           879
 Issuance of common
  stock under employee
  stock purchase plan ..    102,284     1       240                                           241
 Cumulative translation
  adjustment............                                                121                   121
 Net loss...............                                (31,809)                          (31,809)
                         ----------  ----   -------    --------     -------    -------   --------
Balance at December 31,
 1995................... 18,052,582   181    65,821     (50,009)     (1,633)               14,360
 Issuance of common
  stock upon exercise of
  options...............  2,458,999    25     7,938                             (4,902)     3,061
 Issuance of common
  stock upon private
  placement ............  2,000,000    20     4,070                                         4,090
 Issuance of common
  stock under employee
  stock purchase plan...     85,846             260                                           260
 Cumulative translation
  adjustment ...........                                               (328)                 (328)
 Net loss...............                                 (3,841)                           (3,841)
                         ----------  ----   -------    --------     -------    -------   --------
Balance at December 31,
 1996................... 22,597,427   226    78,089     (53,850)     (1,961)    (4,902)    17,602
 Issuance of common
  stock upon exercise of
  warrants .............  1,457,627
 Issuance of common
  stock upon exercise of
  options...............     35,985              41                                            41
 Payment of notes
  receivable from
  issuance of common
  stock.................                                                           510        510
 Compensation expense
  from acceleration of
  stock options.........                        317                                           317
 Issuance of common
  stock under employee
  stock purchase plan...     55,479     1       214                                           215
 Cumulative translation
  adjustment............                                                (42)                  (42)
 Net loss ..............                                (10,910)                          (10,910)
                         ----------  ----   -------    --------     -------    -------   --------
 Balance at December 31,
  1997.................. 24,146,518  $227   $78,661    $(64,760)    $(2,003)   $(4,392)  $  7,733
                         ==========  ====   =======    ========     =======    =======   ========

          See accompanying notes to consolidated financial statements.

                                     RETIX

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1997     1996      1995
                                                    -------  -------  --------
Cash flows from operating activities:
  Net loss from continuing operations.............. $(4,495) $(2,340) $   (597)
  Adjustments to reconcile net loss to net cash
   (used for) provided by operating activities:
    Depreciation and amortization .................   1,017    1,003     2,300
    Reserve for returns and bad debts..............      84      277        91
    Restructuring expense (benefit) ...............   1,513     (197)    2,277
    Deferred rent..................................    (226)     171      (413)
    Changes in operating assets and liabilities
     (Note 10).....................................  (2,170)   2,300    (1,976)
                                                    -------  -------  --------
    Net cash (used for) provided by operating
     activities ...................................  (4,277)   1,214     1,682
                                                    -------  -------  --------
Cash flows from investing activities:
  Net sales of short-term investments .............   3,749    1,684     2,827
  Additions to property and equipment .............    (480)    (340)     (858)
  Change in other assets...........................     631     (883)     (478)
                                                    -------  -------  --------
    Net cash provided by investing activities......   3,900      461     1,491
                                                    -------  -------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock ..........     766    7,411     1,120
                                                    -------  -------  --------
    Net cash provided by financing activities......     766    7,411     1,120
                                                    -------  -------  --------
Net cash used by discontinued operations...........  (6,313)  (6,057)  (11,591)
                                                    -------  -------  --------
Effect of exchange rate changes on cash............     (42)    (328)      121
                                                    -------  -------  --------
Net (decrease) increase in cash and cash
 equivalents.......................................  (5,966)   2,701    (7,177)
Cash and cash equivalents, beginning of year ......   8,219    5,518    12,695
                                                    -------  -------  --------
Cash and cash equivalents, end of year............. $ 2,253  $ 8,219  $  5,518
                                                    =======  =======  ========


          See accompanying notes to consolidated financial statements.

                                     RETIX

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

  The consolidated financial statements include the accounts of Retix and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. As discussed more thoroughly in Note 3, the Company's broadband access equipment subsidiary, Sonoma Systems, Inc. ("Sonoma"), is presented as a discontinued operation for all periods presented.

  The Company was founded in 1985 and develops and markets software for the management and operations of telecommunications networks. The Company provides advanced telecommunications management solutions ("TMN") including communications infrastructure products, network management platforms and applications software for telecommunication carrier networks worldwide. In addition, the Company serves telecommunications equipment manufacturers, computer systems original equipment manufacturers ("OEMs") and Internet access providers. Trading of the Company's common stock on the Nasdaq National Market (symbol: RETX) commenced following the Company's initial public offering in December 1991. In conjunction with its annual shareholders' meeting to be held in March 1998, the Company has announced plans to change the name of the Company to Vertel. The Company expects to change its ticker symbol to VRTL, assuming the symbol is available after the name change is approved.

  Revenues are generated primarily from software licenses, royalty agreements, professional services and maintenance contracts. Sales to one customer comprised approximately 10.2% of net revenues in 1997.

  The Company has incurred net losses of $ 10,910,000, $3,841,000 and $31,809,000 and operating losses from continuing operations of $4,666,000, $2,931,000 and $1,643,000 for the years ended December 31, 1997, 1996 and
1995, respectively. As a result, the Company's principal sources of liquidity consisting of cash and cash equivalents and short-term investments, have decreased to $2,253,000 and $3,999,000, respectively, at December 31, 1997. In response to these factors, as more fully discussed in Note 3, in December 1997, the Company's board of directors adopted a plan to discontinue further investment in the Company's broadband access equipment subsidiary, Sonoma Systems, Inc. ("Sonoma"). The plan, which was substantially completed in January 1998, reduces the Company's level of investment in Sonoma to that of a passive investor and, as a result, the Company will no longer contribute to the future working capital requirements of Sonoma. Net cash used by Sonoma was $6,313,000, $6,057,000 and $11,591,000 in 1997, 1996 and 1995, respectively.
In response to the losses at the Company's remaining operating subsidiary, Vertel, the Company has reduced ongoing operating expenses in the second half of 1997 to align with anticipated sales levels. Additionally, the Company has streamlined its management structure through the restructuring activities announced in December 1997 (see Note 11).

  The Company believes the effects of the disposition of Sonoma and reductions in ongoing operating expenses in the second half of 1997 will result in cash flows in 1998 which, when combined with the Company's cash, cash equivalents and short term investments as of December 31, 1997, will be sufficient to meet the Company's liquidity requirements for the next 12 months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Cash Equivalents & Short-term Investments

  Cash equivalents consist of short-term investments purchased with original maturities of three months or less. Short-term investments consist primarily of highly liquid municipal bonds and commercial paper purchased with original maturities greater than three months. Such investments are recorded at cost which approximates their fair market values.

                                     RETIX

 Property and Depreciation

  Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of one to two years for machinery and computer equipment, three years for furniture and fixtures and the term of the lease for leasehold improvements

 Software Development Costs

  Development costs incurred in the research and development of software products are expensed as incurred until the technological feasibility of the products has been established. After technological feasibility is established, certain additional costs of coding and testing are capitalized. Unamortized software development costs of $250,000 and $885,000 were included in other assets at December 31, 1997 and 1996, respectively. Amortization of capitalized software development costs for the years ended December 31, 1997, 1996 and 1995 totaled $390,000, $484,000 and $458,000, respectively.

 Deferred Rent

  The Company recognizes rent expense on operating leases with scheduled rent increases on a straight-line basis over the term of the lease. Deferred rent consists of timing differences between the recognition of rent expense and cash payments for rent.

 Revenue Recognition

  The Company derives revenue primarily from software license and royalty fees, maintenance and customer support and, to a lesser extent, professional services and custom engineering consulting contracts. Revenues from software licenses and applications, for which there is a signed contract, collection is probable and customer acceptance is not dependent on fulfillment of other significant vendor obligations, is generally recognized upon transfer of the product to the customer in accordance with Statement of Position 91-1, Software Revenue Recognition ("SOP 91-1"). Costs associated with insignificant vendor obligations are accrued. Software license royalty revenue is recognized upon notification by the licensee that products incorporating the Company's software have been shipped by the licensee or, for products for which the Company has sufficient historical information, upon estimated amounts which the Company expects the customer to report. Revenues from maintenance and support contracts are recognized on a straight-line basis over the term of the contract. Revenues from professional services and custom engineering contracts are generally recognized using the percentage of completion method of accounting or on a time and materials basis.

  Deferred revenues include unearned amounts received under maintenance and support contracts and amounts billed to customers but not recognized as revenue. An allowance for sales returns and price protection is accrued concurrently with the recognition of revenue.

 Income Taxes

  Deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates. A valuation allowance equal to the total amount of the Company's net deferred tax assets of $25,344,000 at December 31, 1997 has been established. The net deferred tax assets will be realized to the extent that the Company operates profitably in the future during the respective carryforward periods.

                                     RETIX

 Earnings Per Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The Company has reflected the provisions of SFAS 128 in the accompanying financial statements for all periods presented. SFAS 128 replaces the presentation of primary Earnings Per Share ("EPS") with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. Due to the losses reported by the Company in each of the last three years, any potential common shares to be included in diluted earnings per share as a result of common stock options and warrants are anti-dilutive and thus diluted earnings per share and basic earnings per share are equal. Potentially dilutive securities not included in the computation of basic earnings per share consisted solely of stock options outstanding as of December 31, 1997 (See Note 7).

 International Currency Translation

  Assets and liabilities of international subsidiaries are translated into United States dollars at the exchange rate in effect at the close of the period, and revenues and expenses of these subsidiaries are translated at the weighted average exchange rate during the period. The aggregate effect of translating the financial statements of international subsidiaries is included as a separate component of shareholders' equity. Substantially all of the Company's sales are denominated in U.S. dollars.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments with high credit-quality institutions and limits the amount of credit exposure to any one institution. The Company's accounts receivable arise from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any material credit related losses.

 Impairment of Long-lived Assets

  The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

 Fair Market Value of Financial Instruments

  The recorded values of the Company's financial instruments approximate their fair values.

 Use of Estimates in the Preparation of the Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from these estimates.

                                     RETIX

 Fiscal Year

  The Company's fiscal year is the 52 or 53-week period ending on the Saturday nearest to December 31. For simplicity of presentation, the Company has described the 52 weeks ended December 27, 1997 as December 31, 1997, the 52 weeks ended December 28, 1996 as December 31, 1996, and the 52 weeks ended December 30, 1995 as December 31, 1995.

 Recent Accounting Pronouncements

  In October 1997, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Among other things, SOP 97-2 eliminates the distinction between significant and insignificant vendor obligations promulgated by SOP 91-1 and requires each element of a software arrangement to meet certain criteria in order to recognize revenue allocated to that element. Additionally, SOP 97-2 requires that total fees under an arrangement be allocated to each element in the arrangement based upon vendor specific objective evidence, as defined. SOP 97-2 is effective for software transactions entered into by the Company in fiscal 1998 and subsequent periods.

  As a result of certain issues raised in applying SOP 97-2, on February 11, 1998, the AICPA issued an exposure draft of a Statement of Position which will delay for one year the effective date of certain provisions of SOP 97-2 with respect to what constitutes vendor-specific objective evidence of fair value of the delivered software element in certain multiple-element arrangements that include service elements entered into by entities that never sell the software elements separately. The proposed SOP will be effective on issuance which is expected to occur before March 15, 1998. The Company does not anticipate that the adoption of SOP 97-2 and the proposed SOP, when issued, will have a material effect on the Company's results of operations. However, the ultimate resolution of the implementation issues referred to above, or additional issues not yet raised or addressed by the AICPA, could change the Company's expectation.

3. DISCONTINUED OPERATIONS

  In December 1997, in order to focus exclusively on the telecommunications network management software business, the Company's Board of Directors adopted a formal plan to reduce the Company's investment in its broadband access equipment subsidiary, Sonoma Systems, Inc., ("Sonoma") through direct investment in Sonoma by certain venture capital firms. The plan, as adopted by the Board of Directors, calls for the Company to reduce its ownership interest in Sonoma to that of a passive investor with no significant influence over the former subsidiary's operations. In January 1998, Sonoma closed the first round of such investment and expects to complete the second and final round of financing in the first quarter of 1998. When completed, the financing will result in Sonoma raising approximately $9 million through the issuance of preferred stock and will reduce the Company's voting ownership in Sonoma to 19.9%. Subsequent to the financing, the Company will account for its investment in Sonoma using the cost method and expects to record an increase in its net investment in Sonoma of $1.9 million with a corresponding credit to additional paid-in-capital in the first quarter of 1998 to reflect the increase in its share of Sonoma's net assets.

  As a result of the foregoing, the Company's financial statements and related Notes to financial statements reflect the results of operations and net liabilities of Sonoma as a discontinued operation for all periods presented.

                                     RETIX

  Operating results from discontinued operations have been segregated from the previously reported consolidated statements of operations and are as follows:

                                                          DECEMBER 31,
                                                    --------------------------
                                                     1997     1996      1995
                                                    -------  -------  --------
   Net revenues.................................... $ 6,342  $14,958  $ 23,241
   Cost of revenues................................   3,094    7,148    13,677
   Operating expenses..............................   9,311    9,380    40,241
                                                    -------  -------  --------
   Operating loss..................................  (6,063)  (1,570)  (30,677)
   Other income (expense)..........................    (252)      69      (535)
   Provision for estimated losses during phase-out
    period.........................................    (100)     --        --
                                                    -------  -------  --------
   Net loss........................................ $(6,415) $(1,501) $(31,212)
                                                    =======  =======  ========

  Summarized balance sheet information for the discontinued operations is as follows:

                                                               DECEMBER 31,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
   Current assets............................................ $ 1,366  $ 4,045
   Total assets..............................................   1,908    4,451
   Current liabilities.......................................  (2,104)  (4,505)
   Total liabilities.........................................  (2,104)  (4,545)
   Net liabilities of discontinued operations................ $  (196) $   (94)

4. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
   Machinery and equipment....................................... $3,454 $2,895
   Furniture and fixtures........................................    325    424
   Leasehold improvements........................................    147    127
                                                                  ------ ------
                                                                   3,926  3,446
   Less accumulated depreciation and amortization................  3,160  2,533
                                                                  ------ ------
   Property and equipment, net................................... $  766 $  913
                                                                  ====== ======

5. INCOME TAXES

  The components of loss from continuing operations before income taxes consist of the following (in thousands):

                                                           DECEMBER 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
   Domestic.......................................... $(5,429) $(2,835) $ 1,217
   Foreign...........................................     934      495   (1,814)
                                                      -------  -------  -------
     Total........................................... $(4,495) $(2,340) $  (597)
                                                      =======  =======  =======

                                     RETIX

  The provision (benefit) for income taxes consists of the following (in thousands):

                                                           DECEMBER 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
   Current:
     Federal......................................... $   --   $   --   $   --
     State...........................................     --       --       --
     Foreign.........................................     --       --       --
                                                      -------  -------  -------
       Total current.................................     --       --       --
   Deferred..........................................    (699)  (5,700)  (6,648)
   Valuation allowance...............................     699    5,700    6,648
                                                      -------  -------  -------
       Total......................................... $   --   $   --   $   --
                                                      =======  =======  =======

  The Company's effective income tax rate differs from the federal statutory income tax rate applied to loss from continuing operations before provision for income taxes due to the following:

                                   DECEMBER 31,
                                 ---------------------
                                 1997    1996    1995
                                 -----   -----   -----
   Federal statutory income tax
    rate.......................  (34.0)% (34.0)% (34.0)%
   Increases (reductions) in
    taxes resulting from:
     Effects of foreign
      operations...............   (7.3)   (7.4)  106.4
     State taxes, net of
      federal benefit..........    0.1     0.1     0.2
     Research and development
      tax credit...............   (3.4)   (4.5)  (53.1)
     Tax exempt interest
      income...................     --      --     2.5
     Dividends received
      deduction................     --      --    15.5
     Expiration of foreign tax
      credits..................    7.2      --      --
       Other...................   (0.2)    1.6      --
       Valuation allowance.....   37.6    44.2   (37.5)
                                 -----   -----   -----
   Effective tax rate..........     -- %    -- %    -- %
                                 =====   =====   =====

                                     RETIX

  Current and noncurrent deferred tax assets (liabilities) consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
   Deferred tax assets:
     Expenses accrued....................................... $  1,514  $  1,328
     Credit for research and development expenses...........    6,046     4,756
     Credit for foreign taxes withheld......................      484       809
     Depreciation...........................................      323       243
     Foreign deferred tax assets............................      233       --
   Net operating loss carryforwards.........................   16,853    17,773
                                                             --------  --------
                                                               25,453    24,909
   Deferred tax liabilities:
     Capitalized software...................................     (109)     (264)
   Valuation allowance......................................  (25,344)  (24,645)
                                                             --------  --------
     Net deferred tax assets................................ $    --   $    --
                                                             ========  ========

  The Company's credits for research and development expenses, which may be carried forward fifteen years, expire in 2004 through 2012; credits for foreign taxes withheld, which may be carried forward five years, expire in 1998 and 1999. The Company has net operating loss carryforwards for federal income tax purposes of approximately $43,363,000, which expire in 2007 through 2012. The Company also has net operating loss carryforwards for state purposes of approximately $17,500,000 which expire in 1998 through 2002.

  Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder provide the Company a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. The tax effect of the deduction, when realized, will be excluded from the provision (benefit) for income taxes and credited directly to additional paid-in capital. At December 31, 1997, deferred tax assets creditable directly to shareholders' equity upon realization totaled $4,540,000.

6. COMMITMENTS AND CONTINGENCIES

  The Company leases its facilities and certain equipment under noncancellable operating leases. At December 31, 1997, future minimum rental payments, net of applicable sublease income, under leases that have initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

     1998.............................................................. $ 1,847
     1999..............................................................   1,794
     2000..............................................................   1,134
     2001..............................................................     643
                                                                        -------
       Total operating lease commitments...............................   5,418
     Less: sublease income.............................................  (2,044)
                                                                        -------
       Total........................................................... $ 3,374
                                                                        =======

  Rent expense under operating leases for the years ended December 31, 1997, 1996 and 1995 was $1,126,000, $1,725,000 and $2,899,000, respectively.

                                     RETIX

  The Company is subject to certain legal proceedings and claims which arise in the conduct of its business. Additionally, the Company is contingently liable for the repayment of certain employment, training and capital grants from the government of Ireland. In the opinion of management, the amount of any liability with respect to these actions will not have a material effect on the financial condition or results of operations of the Company.

7. SHAREHOLDERS' EQUITY

 Common Stock

  Effective January 30, 1996, Sierra Ventures VLP ("Sierra"), a venture capital firm, purchased 2,000,000 shares of the Company's Common Stock in a private placement at $2.00 per share. Additionally, Sierra was granted a warrant to purchase an additional 2,000,000 shares of the Company's Common Stock at prices ranging from $2.00 to $5.00 per share over the three year term of the warrant. Sierra's equity investment totaled $4.2 million and was recorded in common stock and additional paid-in capital in 1996. During 1997, the warrant was exercised with respect to 1,457,627 shares of Common Stock for no cash consideration with the balance of the warrant being cancelled and the difference between the then market price of the Company's Common Stock and the exercise price of the warrant serving as the consideration for the exercise of the balance of the warrant.

  Notes receivable from issuance of Common Stock arose from the exercise of stock options. During 1996, the Board of Directors approved the exercise of stock options held and outstanding by certain key employees in exchange for promissory notes with a repayment date equal to the original termination date of the option exercise. The 1,793,250 shares of Common Stock issued upon such exercise of options were subject to repurchase by the Company based upon continuation of employment, with vesting and release from the Company's repurchase right on a cumulative basis from original date of option grant at a rate of 25% one year after the vesting commencement date and 1/48th of the shares subject to the original option in equal monthly installments thereafter. As a result, the Common Stock subject to the notes receivable vest in a manner identical to the original with respect to options. In connection with the Company's 1997 restructuring (see Note 11), the vesting and release from the Company's repurchase right with respect to shares issued upon the exercise of stock options subject to notes receivable held by certain officers were accelerated, resulting in full vesting of 76,063 shares to the employees. Additionally, vesting of 50,000 options to purchase the Company's common stock issued to a non-continuing director were also accelerated in 1997. The Company has recorded a compensation charge of $317,000 related to the accelerated stock and options held by the officers and the director. For purposes of computing earnings per share, the Common Stock issued subject to notes receivable are treated as options and are excluded from the calculation of earnings per share because they are considered antidilutive.

  In April 1997, the Company's Board of Directors adopted a shareholders' rights plan and distributed a dividend of one right (the "Right") to purchase one one-thousandth of a share of Series A participating Preferred Stock ("Preferred Shares") for each outstanding share of common stock of the Company. The rights become exercisable per share at an exercise price of $25.00 ten days after a person or group announces acquisition of 20% or more of Retix's outstanding common stock or the commencement of a tender offer which would result in ownership by the person or group of 20% or more of the outstanding common stock. The Preferred Shares have been approved by the Board but are not made part of the Company's charter until needed; as a result, the Preferred Shares have not been formally authorized. The Company will be entitled to redeem the Rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 20% or more of the Company's common stock.

  If a person or group acquires 20% or more of the Company's common stock prior to redemption of the Rights, the Rights will entitle shareholders other than the potential acquirer to purchase, at the then current exercise price, that number of shares of the Company's common stock (or, in certain circumstances as

                                     RETIX
determined by the board, cash, other property or other securities) having a market value at that time of twice the exercise price. If, after the tenth day following acquisition by a person or group of 20% or more of the Company's common stock, the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business combination transaction, the acquirer must assume the obligations under the Rights, and the Rights will become exercisable to acquire common stock of the acquirer at the discounted price. Under certain circumstances the Company's board of directors may also exchange the Rights (other than those owned by the acquirer or its affiliates) for its common stock at an exchange ratio of one share of common stock per Right. The Rights expire on April 29, 2007.

 Stock Purchase and Stock Option Plans

  Under the Company's stock purchase and stock option plans in effect at December 31, 1997, approximately 7,787,000 shares of Common Stock may be issued to employees directly or upon exercise of stock options issued to employees and in certain cases to consultants. The Company has six stock and option plans that were in effect at December 31, 1997: the 1988 Stock Option Plan, the 1990 Stock Option Plan for Irish Employees, the 1991 Employee Stock Purchase Plan, the 1991 Directors' Stock Option Plan, the 1995 Executive Stock Option Plan and the 1996 Directors' Stock Option Plan. Under the foregoing option plans, options may be granted at an exercise price not less than the fair market value of the shares on the date of grant. Options under the 1990 Stock Option Plan for Irish Employees become exercisable at a rate of 25% after one year from the date of grant and 25% each year thereafter. Options granted under the 1988 Stock Option Plan and the 1995 Executive Stock Option Plan generally become exercisable 25% after one year from date of grant, then ratably 1/48 per month over the remaining thirty-six months based on continuous employment from the date of grant. The initial options granted to a director under the 1991 and 1996 Directors' Stock Option Plan become exercisable 25% on each of the first four anniversaries of the date of grant. Each subsequent option grant under the Directors' Stock Option Plans becomes exercisable in whole on the fourth anniversary of the date of grant. All options expire ten years from the date of grant.

  The following summarizes activity in the option plans for the three years ended December 31, 1997:

                                                                WEIGHTED AVERAGE
                                                    NUMBER OF    EXERCISE PRICE
                                                     OPTIONS       PER SHARE
                                                    ----------  ----------------
   Outstanding, January 1, 1995....................  2,727,082       $4.68
     Granted.......................................  2,259,925        2.50
     Exercised.....................................   (371,491)       2.37
     Canceled...................................... (1,291,150)       4.73
                                                    ----------
   Outstanding, December 31, 1995..................  3,324,366        3.43
     Granted.......................................    625,500        3.40
     Exercised..................................... (2,461,241)       4.03
     Canceled...................................... (1,103,241)       3.40
                                                    ----------
   Outstanding, December 31, 1996..................    385,384        4.73
     Granted.......................................     40,000        6.75
     Exercised.....................................    (35,985)       4.40
     Canceled......................................    (92,098)       5.10
                                                    ----------
   Outstanding, December 31, 1997..................    297,301       $4.92
                                                    ==========

  As of December 31, 1997, 1996 and 1995 options to purchase 102,301 shares, 175,384 shares and 709,551 shares, respectively, were exercisable under all Retix stock option plans. At December 31, 1997, 1,819,779 shares were available for future grants under all option plans.

                                     RETIX

  Additional information regarding options outstanding as of December 31, 1997 is as follows:

                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  ------------------------------------------------------- ----------------------------
    RANGE OF        NUMBER    WEIGHTED AVERAGE REMAINING WEIGHTED AVERAGE   NUMBER    WEIGHTED AVERAGE
 EXERCISE PRICES  OUTSTANDING  CONTRACTUAL LIFE (YEARS)   EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
 ---------------  ----------- -------------------------- ---------------- ----------- ----------------
 $2.00-2.13         175,000              8.1                    2.10         40,000          2.09
    4.00             15,000              7.0                    4.00            --            --
  5.00-5.25           2,301              6.8                    5.15          2,301          5.15
    6.75             40,000              9.0                    6.75            --            --
    9.88             45,000              6.0                    9.88         40,000          9.88
    15.50            20,000              5.2                   15.50         20,000         15.50
                    -------                                                 -------
 $2.00-15.50        297,301              7.6                  $ 4.92        102,301        $ 7.83
                    =======                                                 =======

  The 1991 Employee Stock Purchase Plan allows eligible employees (including officers and employee directors) to purchase Common Stock of the Company through payroll deductions. Employees are eligible to participate if employed by the Company for at least twenty hours per week and more than five months per year. The purchase price per share is the lower of 85% of the fair market value of the Common Stock at either the beginning or end of the relevant six-month offering period. The Board of Directors may alter the duration of the offering periods without shareholder approval.

 Subsidiary Stock Option Plans

  During 1996, the Company transferred the net assets and employees of its principal business divisions into wholly owned subsidiaries, and received Preferred Stock in amounts equivalent to the then-current fair value of the respective entities. In addition, separate stock option plans were created whereby options to purchase Common Stock of the respective subsidiaries were issued to the employees and directors of these subsidiaries. Vesting under the subsidiary option plans generally reflects the vesting schedule as described above for the Retix employee and director stock option plans. All options were issued with an exercise price approximating the fair market value of the respective subsidiaries' common stock and expire ten years from the date of grant.

  During 1997, the Company's wireless subsidiary was merged into its network management software subsidiary, Vertel Corporation ("Vertel"). In connection with this merger, vested options to purchase 416,829 shares of the Company's wireless subsidiary at $0.25 per share were purchased by Vertel at $0.40 per share and unvested options were cancelled. The difference between the grant price and the purchase price per share was recognized as compensation expense during 1997. During 1996, options to purchase 3,045,547 shares of Vertel were issued at a weighted average exercise price of $2.56 per share, 53,277 of such options were canceled at a weighted average exercise price of $1.00 and no options were exercised. During 1997, options to purchase 1,156,648 Vertel shares with a weighted average exercise price of $3.12 were issued, 203,565 options with an exercise price of $1.00 were exercised and 597,326 options with a weighted average exercise price of $2.30 were canceled. Also during 1997, options to purchase 221,500 Vertel shares with an original exercise price of $6.00 were repriced to $2.50. At December 31, 1997, options to purchase 1,213,688 shares with a weighted average exercise price of $1.88 were exercisable under the Vertel option plans. Subject to shareholder approval at its 1998 shareholders' meeting, the Company intends to exchange each option to purchase shares of Vertel common stock for options to purchase shares of the Company's common stock at a ratio of 1.26 shares of the Company's common stock per share of Vertel common stock originally subject to the option. The exercise price of such exchanged options is not expected to be less than the original exercise price per share of Vertel common stock divided by the exchange ratio.

                                     RETIX

 Fair Value Information

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Companies are permitted; however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation arrangements.

  The Company has adopted the disclosure-only provisions of SFAS No. 123. Had the Company elected to measure compensation cost based on the fair value of stock options awarded in 1997, 1996 and 1995, the loss from continuing operations and loss per share would have been $6,964,000 and $0.33, respectively, for the year ended December 31, 1997, $3,624,000 and $0.18, respectively, for the year ended December 31, 1996 and $809,000 and $0.05, respectively, for the year ended December 31, 1995. The weighted average fair value of options granted during the twelve months ended December 31, 1997, 1996 and 1995 was $4.59, $2.32 and $1.69 per share, respectively. Stock options issued during 1997, 1996 and 1995 were assumed to be valued using the Black-Scholes model using a risk-free interest rate of 5.4% in 1997 and 6.0% in 1996 and 1995, an expected life of 36 months, expected volatility of 107% and expected dividends of zero. However, because options vest over several years and grants prior to 1995 are excluded from these calculations, these amounts may not be representative of the impact on future years earnings, assuming grants are made in those years.

8. EMPLOYEE BENEFIT PLANS

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

                                     RETIX

9. OPERATIONS BY GEOGRAPHIC AREA

  The Company operates in one industry segment. The following presents a summary of operations by geographic area (in thousands):

                                                          DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
   Net revenues
     U.S. operations................................ $17,722  $14,500  $15,046
     Foreign operations.............................     755    1,657      500
                                                     -------  -------  -------
     Consolidated................................... $18,477  $16,157  $15,546
                                                     =======  =======  =======
     Transfers between operations................... $   715  $   619  $ 1,102
                                                     =======  =======  =======
   Income (loss) from continuing operations
     U.S. operations................................ $(5,429) $(2,835) $ 1,217
     Foreign operations.............................     934      495   (1,814)
                                                     -------  -------  -------
     Consolidated................................... $(4,495) $(2,340) $  (597)
                                                     =======  =======  =======
   Identifiable assets at end of period
     U.S. operations................................ $13,224  $23,370  $21,983
     Foreign operations.............................     226      252      601
                                                     -------  -------  -------
     Consolidated................................... $13,450  $23,622  $22,584
                                                     =======  =======  =======

  Included in U.S. operations are export sales of $6,687,000, $6,837,000 and $6,743,000 for the years ended 1997, 1996 and 1995, respectively.

10. STATEMENT OF CASH FLOWS

  Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

                                                           DECEMBER 31,
                                                      ------------------------
                                                       1997     1996    1995
                                                      -------  ------  -------
   Trade accounts receivable......................... $  (710) $ (472) $ 1,002
   Prepaid expenses and other current assets.........     (85)    396      353
   Accounts payable..................................    (331)    753     (457)
   Accrued wages and related liabilities.............    (243)    523     (217)
   Cash payments for restructuring expenses..........    (200)   (112)  (1,477)
   Other accrued liabilities.........................    (393)  1,180     (973)
   Deferred revenue..................................    (208)     32     (207)
                                                      -------  ------  -------
                                                      $(2,170) $2,300  $(1,976)
                                                      =======  ======  =======

  Cash paid (received) during the years for interest and income taxes is as follows (in thousands):

                                                                 DECEMBER 31,
                                                                ----------------
                                                                1997 1996   1995
                                                                ---- -----  ----
   Interest.................................................... $--  $ --   $474
   Income taxes................................................ $18  $(240) $ 30

                                     RETIX

11. RESTRUCTURING EXPENSES

  As discussed in Note 3, Discontinued Operations, in December 1997, the Company announced plans to discontinue investment in its broadband access equipment subsidiary, Sonoma. As a result, the Company's management structure was consolidated to reflect the reduction of the number of operating subsidiaries to one. The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 1997 was $1,816,000 and included costs of severance pay for three of the Company's officers, acceleration of vesting for certain officer and director stock options (see
Note 7), facility and asset consolidation, professional fees and other related charges. It is anticipated these costs will be paid during the first half of 1998. Additionally, during the fourth quarter of 1997, the Company recorded a reversal of certain 1995 restructuring reserves and accruals totaling $303,000, resulting in a net restructuring expense recorded for fiscal 1997 of $1,513,000.

  In 1995, the Company announced a major restructuring of its operations, resulting from the significant downsizing of its internetworking hardware business unit, later known as Sonoma. The resulting restructuring charge included costs for exiting certain leased facilities, inventory and fixed asset write downs, severance payments for terminated employees, foreign office closure costs and other reserves. The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 1995 were $2,277,000. Subsequently, the Company recorded the reversal of excess restructuring reserves totaling $303,000 and $197,000 recorded in the financial statements for the years ended December 31, 1997 and 1996, respectively, primarily as a result of favorable lease exit costs and lower than anticipated severance costs.

  Restructuring expenses and benefit for 1997, 1996 and 1995 are summarized as follows (in thousands):

                                          RESTRUCTURING EXPENSES (BENEFIT)
                                         ------------------------------------
                                            1997         1996        1995
                                         -----------  ----------  -----------
   Write down of assets to be sold,
    vacated or disposed of
    (in thousands):
     Inventory.......................... $       --   $      --   $       120
     Fixed assets.......................         --          (25)         181
     Facilities.........................         --          (98)         920
   Severance and related costs..........       1,025         (59)         594
   Stock option acceleration............         317         --           --
   Professional fees....................         176         --           --
   Foreign subsidiary closings..........         --          --           200
   Other................................          (5)        (15)         262
                                         -----------  ----------  -----------
                                              $1,513       $(197)      $2,277
                                         ===========  ==========  ===========

  With respect to the 1997 restructuring charge, substantially all of the reserves remaining as of December 31, 1997, are expected to be utilized in 1998, requiring the disbursement of approximately $1,499,000 in cash. As of December 31, 1997, substantially all reserves related to the 1995 restructuring charge, except for $149,000 related to costs for final closures of certain non-operating foreign subsidiaries, had been utilized or reversed.

                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RETIX:

  We have audited the accompanying consolidated balance sheets of Retix and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Retix and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Los Angeles, California
January 23, 1998, except for the last paragraph of Note 2, as to which the date is February 11, 1998

RESULTS OF OPERATIONS--UNAUDITED QUARTERLY FINANCIAL INFORMATION

  The following tables present unaudited quarterly financial information for the two years ended December 27, 1997. In the opinion of management, this information contains all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods.

                                                   1997 QUARTERS ENDED
                                              ---------------------------------
                                                         JUNE   SEPT.
                                              MARCH 29    28      27    DEC. 27
                                              --------  ------  ------  -------
                                                (IN THOUSANDS, EXCEPT PER
                                                       SHARE DATA)
Quarterly results of continuing operations:
  Net revenues............................... $ 3,774   $5,870  $3,694  $ 5,140
  Gross profit...............................   2,672    4,884   2,594    3,848
  Restructuring expense......................     --       --      --     1,513
  Operating income (loss) from continuing
   operations................................  (2,630)     326    (866)  (1,494)
  Net income (loss) from continuing
   operations................................  (2,667)     399    (826)  (1,401)
  Net income (loss) from continuing
   operations per common and common
   equivalent share.......................... $ (0.13)  $ 0.02  $(0.04) $ (0.06)
                                              =======   ======  ======  =======
                                                   1996 QUARTERS ENDED
                                              ---------------------------------
                                                         JUNE   SEPT.
                                              MARCH 30    29      28    DEC. 28
                                              --------  ------  ------  -------
                                                (IN THOUSANDS, EXCEPT PER
                                                       SHARE DATA)
Quarterly results of continuing operations:
  Net revenues............................... $ 3,778   $3,752  $4,803  $ 3,824
  Gross profit...............................   2,981    3,084   4,098    3,018
  Restructuring benefit......................     --       --      --      (197)
  Operating loss from continuing operations..    (428)    (788)     (4)  (1,711)
  Net income (loss) from continuing
   operations................................    (254)    (626)    352   (1,812)
  Net income (loss) from continuing
   operations per common and common
   equivalent share.......................... $ (0.01)  $(0.03) $ 0.02  $ (0.09)
                                              =======   ======  ======  =======

  The Company's future revenues and operating results may be subject to quarterly fluctuations as a result of factors such as the timing of significant licenses of, or orders for, the Company's products, shifts in product mix, changes in distribution channels, the introduction of new products by the Company or its competitors, competitive pricing, changes in product demand resulting from fluctuations in foreign currency exchange rates, decreased European business activity during the summer months and changes in operating and material costs. Accordingly, quarter-to-quarter comparisons should not be relied upon as indicators of future performance. See "Business-- Risk Factors."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement (within 120 days after the end of its fiscal year) pursuant to Regulation 14(A) as promulgated by the U.S. Securities and Exchange Commission (the "Proxy Statement") for its annual meeting of shareholders to be held March 31, 1998, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to directors of Retix is incorporated by reference from the information under the caption "Election of Directors--Nominees" in the Registrant's Proxy Statement.

  Information with respect to executive officers of Retix is set forth in Part I in this Annual Report on Form 10-K under "Item I--Business--Executive Officers of the Company."

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

  Incorporated by reference from the information under the captions "Report of the Compensation Committee--Chief Executive Officer Compensation" and "Transactions with Management and Others" in the Registrant's Proxy Statement.

ITEM 12. COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference from the information under the captions "Report of the Compensation Committee--Executive Officer Compensation" and "Transactions with Management and Others" in the Registrant's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1. The financial statements and supplementary financial information listed below are filed as part of this annual report.

                                                                             PAGE
                                                                             ----
Consolidated Balance Sheets at December 31, 1996 and December 31, 1997.....   29
Consolidated Statements of Operations for each of the three years in the
 period ended December 31, 1997............................................   30
Consolidated Statements of Shareholders' Equity for each of the three years
 in the period ended December 31, 1997.....................................   31
Consolidated Statements of Cash Flows for each of the three years in the
 period ended December 31, 1997............................................   32
Notes to Consolidated Financial Statements.................................   33
Independent Auditors' Report...............................................   46

  2. The supplementary financial information listed below are filed as part of this annual report.

Unaudited Quarterly Financial Information..................................   47
Schedule filed as part of Form 10-K:
  Schedule II--Valuation and Qualifying Accounts...........................  S-1
  Independent Auditors' Report on Supplemental Schedule....................  S-2

  Schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements.

  3. Exhibits included herein, numbered in accordance with Item 601 of Regulation S-K.

 NUMBER                               DESCRIPTION
 ------                               -----------
  3.3   Amended and Restated Articles of Incorporation of the Registrant.(5)
  3.4   Bylaws of the Registrant, as amended to date.(13)
 10.2   1988 Stock Option Plan and forms of option agreements thereunder.(6)
        1990 Stock Option Plan for Irish Employees and form of option agreement
 10.3   thereunder.(1)
 10.4   1991 Directors' Stock Option Plan and forms of option agreements thereunder, as amended to date.(8)
        1991 Employee Stock Purchase Plan and form of subscription agreement
 10.5   thereunder.(3)
 10.6   Form of Indemnification Agreement.(2)
 10.22  Lease Agreement between the Registrant and Moorpark Associates, a
         California Limited Partnership, dated February 5, 1993.(4)
 10.27  Lease Agreement between the Registrant and OMA El Segundo Properties, a
         California general partnership, dated May 23, 1995.(7)
 10.28  Employment Agreement between M.Y. Stephan and Retix, dated September
        27, 1995.(7)
 10.29  Employment Agreement between Philip Mantle and Retix, dated November 1,
        1995.(7)
 10.30  Common Stock and Warrant Purchase Agreement by and between Retix and
         Sierra Ventures V.LP., dated January 30, 1996.(7)
 10.31  Master Agreement dated February 28, 1996 for Spin-Off of Open Systems
         Interconnection Technology between Telaware Corporation and Retix.(7)
 10.32  1996 Directors' Stock Option Plan and forms of option agreement thereunder.(13)
 10.33  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and M.Y. Stephan, dated January 30, 1996.(8)

 NUMBER                               DESCRIPTION
 ------                               -----------
 10.34  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and M.Y. Stephan, dated March 18, 1996.(8)
 10.35  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and M.Y. Stephan, dated March 18, 1996.(8)
 10.36  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Philip Mantle, dated January 30, 1996.(8)
 10.37  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Philip Mantle, dated March 18, 1996.(8)
 10.38  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Steven M. Waszak, dated March 18, 1996.(8)
 10.39  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Steven M. Waszak, dated January 30, 1996.(8)
 10.40  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Steven M. Waszak, dated February 21, 1996.(8)
 10.41  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Steven M. Waszak, dated March 26, 1996.(8)
 10.42  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Steven M. Waszak, dated March 26, 1996.(8)
 10.43  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Steven M. Waszak, dated March 26, 1996.(8)
 10.44  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Steven M. Waszak, dated March 26, 1996.(8)
 10.45  Sublease Agreement dated May, 1996 between Value Behavioral Health and
        Retix.(9)
 10.46  Master Agreement between Retix and Internetworking Solutions dated May
        31, 1996.(9)
 10.47  Master Agreement between Retix and Wireless Solutions dated May 31,
        1996.(9)
 10.48  Lease Agreement between the Registrant and Nomura-Warner Center
         Associates, L.P., dated November 26, 1996.(10)
 10.49  Stock Transfer Agreement between Retix, Vertel Corporation and Wireless
         Solutions dated June 10, 1997.(11)
 10.50  Surrender of Lease between Cofton Irish Investments and Retix B.V., dated August 21, 1997.(12)
 10.51  Sub-Sublease Agreement between TSN, L.L.C., and Retix, dated August 22,
        1997.(12)
 10.52  Executive Separation Agreement between Retix and M.Y. Stephan dated
        December 27, 1997. (13)
 10.53  Executive Separation Agreement between Retix and Philip Mantle dated
        December 27, 1997. (13)
 10.54  Executive Separation Agreement between Retix and Steve Waszak dated
        December 27, 1997. (13)
 10.55  Amended and Restated Articles of Incorporation of Sonoma Systems, Inc.,
         and related documents dated January 7, 1998.(13)
 10.56  Sub-sublease between Retix and Sonoma Systems, Inc., dated December 28,
        1997.(13)
 21.1   Subsidiaries of the Registrant.(13)
 24.1   Independent Auditors' Consent.(13)
 25.1   Power of Attorney (see page 52).(13)
 27.1   Financial Data Schedule.(13)

--------
 (1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

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

 (5) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994.

 (6) Incorporated by reference from Registrant's Registration Statement on Form S-8 (No. 33-82154) filed on July 28, 1994.

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

 (9) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

(10) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

(11) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997.

(12) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1997.

(13) Filed herewith.

  (b) Reports on Form 8-K

  The Company filed a Current Report on Form 8-K on November 11, 1997 with regard to the exercise by Sierra Ventures V, L.P., of its warrant to purchase the Company's Common Stock.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RETIX

                                                    /s/ James Brill
Date: February 26, 1998                   By: _________________________________
                                                        James Brill
                                                Vice President, Finance &
                                                      Administration
                                               and Chief Financial Officer

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce W. Brown and James Brill, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ Bruce W. Brown            President, Chief Executive    February 26, 1998
____________________________________  Officer and Director
          Bruce W. Brown              (Principal Executive
                                      Officer)
        /s/ James Brill              Vice President of Finance     February 26, 1998
____________________________________  and Administration and
            James Brill               Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)
     /s/ Jeffrey M. Drazan           Director                      February 26, 1998
____________________________________
         Jeffrey M. Drazan
       /s/ Neil J. Hynes             Director                      February 26, 1998
____________________________________
           Neil J. Hynes
     /s/ Craig W. Johnson            Director                      February 26, 1998
____________________________________
         Craig W. Johnson
        /s/ Joe Stephan              Director                      February 26, 1998
____________________________________
            Joe Stephan
   /s/ Gilbert P. Williamson         Director                      February 26, 1998
____________________________________
       Gilbert P. Williamson

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                         ADDITIONS
                          BALANCE  ---------------------
                            AT                  CHARGES
                         BEGINNING  CHARGED TO     TO
                            OF       COSTS &     OTHER                 BALANCE AT
      DESCRIPTION         PERIOD   EXPENDITURES ACCOUNTS DEDUCTIONS   END OF PERIOD
      -----------        --------- ------------ -------- ----------   -------------
Allowance for doubtful
 accounts and sales
 returns:
  Year ended December
   31, 1997............. $368,000    $249,000             $165,000(a)   $452,000
  Year ended December
   31, 1996............. $ 91,000    $371,000             $ 94,000(a)   $368,000
  Year ended December
   31, 1995............. $    --     $ 91,000             $    --       $ 91,000

--------
(a) Write-off of uncollectible accounts, net of recoveries.

             INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RETIX:

  We have audited the consolidated financial statements of Retix and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 23, 1998, except for the last paragraph of Note 2, as to which the date is February 11, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Retix and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of Retix's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
January 23, 1998