Form 10-Q
period 1998-03-28
VERTEL CORP
filed 1998-05-07
CIK 880458

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington DC   20549
                       ---------------------------------


                                   FORM 10-Q

   (MARK ONE)

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1998

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___

                        Commission File Number  0-19640
                   -----------------------------------------


                               VERTEL CORPORATION
             (Exact name of Registrant as specified in its charter)


                CALIFORNIA                       95-3948704
        (State or other jurisdiction of      ( I.R.S. Employer
        incorporation or organization)     Identification Number)

                      21300 VICTORY BOULEVARD, SUITE 1200
                            WOODLAND HILLS, CA 91367
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (818) 227-1400

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                   YES  X    NO ____
                                      -----

   As of April 6, 1998 there were 24,146,518 shares of common stock outstanding.

   Total number of sequential pages: 12

===============================================================================

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              VERTEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                    ASSETS

                                                                                    MARCH 31,    DECEMBER 31,
                                                                                      1998          1997
                                                                                     -------       -------
                                                                                   (unaudited)
Current assets:
    Cash and short-term investments (Note 2).................................         $6,124        $6,252
    Trade accounts receivable (net of allowances of $485 as of
       March 31, 1998 and $452 as of December 31, 1997)......................          3,968         4,941
    Trade accounts receivable, related party.................................            412            --
    Prepaid expenses and other current assets................................          1,430           925
                                                                                     -------       -------
Total current assets.........................................................         11,934        12,118

Property and equipment, net..................................................            880           766
Investment (Note 3)..........................................................          3,382            --
Other assets.................................................................            502           566
                                                                                     -------       -------
                                                                                     $16,698       $13,450
                                                                                     =======       =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable.........................................................         $  686        $  733
    Accrued wages and related liabilities....................................            884           660
    Accrued restructuring expenses...........................................            557         1,487
    Other accrued liabilities................................................          2,459         2,100
    Deferred revenue.........................................................            670           531
    Net liabilities of discontinued operations...............................             --           196
                                                                                     -------       -------
Total current liabilities....................................................          5,256         5,707

Deferred rent................................................................             --            10
                                                                                      ------        ------
       Total liabilities.....................................................          5,256         5,717
                                                                                      ------        ------
Shareholders' equity:
  Preferred stock, par value $.01, 2,000,000 shares authorized;
   none issued and outstanding
  Common stock, par value $.01, 50,000,000 shares authorized;
   shares issued and outstanding 1998, 24,146,518;
      1997, 24,146,518.......................................................            227           227
    Additional paid-in capital (Note 3)......................................         77,230        78,661
    Accumulated deficit......................................................        (64,420)      (64,760)
    Equity in investment (Note 3)............................................          3,400            --
    Accumulated comprehensive deficit........................................           (603)       (2,003)
                                                                                     -------       -------
       Total.................................................................         15,834        12,125
    Less notes receivable from issuance of common stock......................         (4,392)       (4,392)
                                                                                     -------       -------
       Total shareholders' equity............................................         11,442         7,733
                                                                                     -------       -------
                                                                                     $16,698       $13,450
                                                                                     =======       =======

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EXPENSE
                   (in thousands, except per share amounts)
                                 (unaudited)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                          1998      1997
                                                                         ------    ------
Revenues:
 License..............................................................  $ 2,953    $ 2,506
 License - related party..............................................      704         --
 Service and other....................................................    1,261      1,268
                                                                        -------    -------
  Net revenues........................................................    4,918      3,774

Cost of revenues:
 License..............................................................      200        284
 Service and other....................................................      890        818
                                                                         ------     ------
  Total cost of revenues..............................................    1,090      1,102
                                                                         ------     ------
Gross profit..........................................................    3,828      2,672

Operating expenses:
  Research and development............................................    1,435      1,746
  Sales and marketing.................................................    1,725      2,420
  General and administrative..........................................      657      1,136
                                                                        -------    -------
  Total...............................................................    3,817      5,302
                                                                        -------    -------
Operating income (loss) from continuing operations....................       11     (2,630)

Other income (expense), net...........................................      461        (37)
                                                                        -------    -------
Income (loss) from continuing operations before
   provision for income taxes.........................................      472     (2,667)
Provision for income taxes............................................      132         --
                                                                        -------    -------
Income (loss) from continuing operations..............................      340     (2,667)
Loss from discontinued  operations....................................       --     (1,388)
                                                                        -------    -------
Net income (loss).....................................................  $   340    $(4,055)

Other comprehensive expense, before tax...............................       31         10
Income tax expense related to items of other
   comprehensive expense .............................................       --         --
                                                                        -------    -------
Comprehensive income (loss)...........................................  $   309    $(4,065)
                                                                        -------    -------
Basic earnings (loss) per common share: (Note 5)
Income (loss) from continuing operations..............................  $  0.02     ($0.13)
Loss from discontinued operations.....................................      ---     ($0.06)
Net income (loss).....................................................  $  0.02     ($0.19)

Fully diluted earnings (loss) per common share: (Note 5)
Income (loss) from continuing operations..............................  $  0.01     ($0.13)
Loss from discontinued operations.....................................      ---     ($0.06)
Net income (loss).....................................................  $  0.01     ($0.19)

Weighted average shares outstanding used in
   income (loss) per common share calculations:
Basic.................................................................   22,548     20,809
Fully diluted.........................................................   23,289     20,809

         See accompanying notes to consolidated financial statements.

                                 VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                     1998         1997
                                                                                   --------     -------
Cash flows from operating activities:
   Income (loss) from continuing operations.................................         $ 340    $(2,667)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities:
        Depreciation and amortization.......................................           268        205
        Reserve for returns and bad debts...................................            33        (39)
        Changes in operating assets and liabilities (Note 4)................          (242)     1,028
                                                                                    ------    -------
     Net cash provided by (used for) operating activities...................           399     (1,473)
                                                                                    ------    -------
Cash flows from investing activities:
   Net sales (purchases) of short-term investments..........................           482        (58)
   Additions to property and equipment......................................          (299)       (98)
   Change in other assets...................................................           (19)       271
                                                                                    ------    -------
     Net cash provided by investing activities..............................           164        115
                                                                                    ------    -------
Cash flows from financing activities:
     Proceeds from issuance of common stock.................................            --         76
                                                                                    ------    -------
     Net cash provided by financing activities..............................            --         76
                                                                                    ------    -------
     Net cash used for discontinued operations..............................          (178)    (1,289)
                                                                                    ------    -------
Effect of exchange rate changes on cash.....................................           (31)       (10)
                                                                                    ------    -------
Net increase (decrease) in cash and cash equivalents........................           354     (2,581)

Cash and cash equivalents, beginning of period..............................         2,253      8,219
                                                                                    ------    -------
Cash and cash equivalents, end of period....................................        $2,607    $ 5,638
                                                                                    ======    =======

          See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. GENERAL

   The consolidated financial statements include the accounts of Vertel Corporation (formerly Retix) and its majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited. As discussed more thoroughly in Note 3, the Company's former broadband access equipment subsidiary, Sonoma Systems, Inc. ("Sonoma"), is presented as a discontinued operation for 1997. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The Company's fiscal year ends on the Saturday nearest to December 31. For simplicity of presentation, the Company has described the fiscal year ended December 27, 1997 as December 31, 1997 and has described the thirteen weeks ended March 28, 1998 and March 29, 1997 as the three months ended March 31, 1998 and 1997, respectively.

   It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 1997 included in the Company's Annual Report. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of results that may be expected for the full year.

2.  CASH AND SHORT-TERM INVESTMENTS

Cash and short term investments consist of the following (in thousands):

                                                   March 31,   December 31,
                                                     1998         1997
                                                  ----------   ----------
                                                  (unaudited)
Cash and cash equivalents........................    $2,607       $2,253
Short-term investments...........................     3,517        3,999
                                                     ------       ------
                                                     $6,124       $6,252
                                                     ======       ======

Cash equivalents consist of short term investments with original maturities of three months or less.

3.  INVESTMENT

    In December 1997, in order to focus exclusively on the telecommunications network management software business, the Company's Board of Directors adopted a formal plan to reduce the Company's investment in Sonoma through direct investment in that entity by independent venture capital firms. The plan, as adopted by the Board of Directors, called for the Company to reduce its ownership interest in Sonoma to that of a passive investor with no significant influence over the former subsidiary's operations. Sonoma raised an aggregate of approximately $9 million by issuing preferred stock at two closings, which occurred in January and March of 1998, thereby reducing the Company's voting ownership in Sonoma to 19.9%. In connection with this transaction, the Company recorded a $3.4 million increase in its net investment in Sonoma to reflect the Company's proportionate share of Sonoma's post transaction equity. The corresponding credit is reflected in shareholders' equity in the accompanying consolidated balance sheet under the caption "Equity in investment". In addition, the $1.4 million cumulative translation gain related to a foreign subsidiary of Sonoma was reclassified as additional paid-in capital. Subsequent to the transaction the Company is accounting for its investment in Sonoma using the cost method.

    As a result of the foregoing, the Company's consolidated financial statements and related notes to financial statements reflect the results of operations and net liabilities of Sonoma as a discontinued operation.

                              VERTEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


4. STATEMENTS OF CASH FLOWS

Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities consist of the following (in thousands):

                                                                               Three Months Ended March 31,
                                                                                    1998         1997
                                                                                  -------      -------
   Trade accounts receivable......................................................    $ 528     $1,506
   Prepaid expenses and other current assets......................................     (505)      (304)
   Accounts payable...............................................................      (47)       553
   Accrued wages and related liabilities..........................................      158         58
   Cash payments for restructuring expenses.......................................     (930)      (307)
   Other accrued liabilities......................................................      425       (160)
   Deferred rent..................................................................      (10)       (42)
   Deferred revenue...............................................................      139       (276)
                                                                                      -----     ------
      (Decrease) increase in operating assets and liabilities.....................    $(242)    $1,028
                                                                                      =====     ======

  In January 1998, the Company recorded an increase in its net investment in Sonoma of $3.4 million as result of the financing transaction completed (See
Note 3). In addition, $1,431,000 in related cumulative translation gain was reclassified as additional paid-in capital. Other financing and investing activities during the three months ended March 31, 1998 which affected recognized assets or liabilities but that did not result in cash receipts or cash payments were not significant.

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

  Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. Due to the losses reported by the Company in fiscal 1997, any potential common shares to be included in diluted earnings per share as a result of common stock options and warrants are anti-dilutive and thus diluted earnings per share and basic earnings per share are equal. Potentially dilutive securities included in the computation of fully diluted earnings per share, for the quarter ended March 31, 1998, consisted of stock options outstanding as of March 31, 1998.

6. NEWLY ADOPTED ACCOUNTING STANDARD

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income which is effective for fiscal years beginning after December 15, 1997. SFAS 130 defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately form retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has reflected the provisions of SFAS 130 in the accompanying financial statements for all periods presented. The accumulated comprehensive deficit and other comprehensive expense and as reflected on the accompanying consolidated balance sheets and statements of operations and comprehensive expense consist of foreign currency translation adjustments.

                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


7.  TERMINATION OF NON-US PENSION PLAN

    During the period ended March 31, 1998 the Company terminated its non-US pension plan, which previously covered the Company's Irish employees. This action resulted in a return of excess Plan assets to the Company. The Company recorded $400,000 in other income during the period to reflect this refund.

8.  SUBSEQUENT EVENTS

    On April 3, 1998, the Company exchanged options to purchase Common Stock previously issued by its Vertel subsidiary under the subsidiary's stock option plan for options to purchase Common Stock of the Company at an exchange ratio of
1.26 shares of the Company's Common Stock per share of the subsidiary's Common Stock. As a result of the transaction, 4,243,927 options to purchase shares of the Company's Common Stock were issued in exchange for options to purchase 3,368,196 shares of the subsidiary's Common Stock. The exchange ratio was based upon an independent valuation of the subsidiary's shares. The exchange was structured in accordance with Emerging Issues Task Force 90-9, "Changes To Fixed Employee Option Plans as a Result of Equity Restructurings." Consequently, the exchange did not result in the recognition of compensation expense.

    The calculation of weighted average shares outstanding used in the presentation of fully diluted income or loss per common share, as presented herein, excluded the effect of the exchange of options issued under the former subsidiary stock option plan as described in the paragraph above. Had the exchanged options been considered, the number of weighted average shares outstanding at March 31, 1998, used for purposes of calculating fully diluted earnings would have increased from approximately 23,289,000 shares to approximately 25,593,690 shares. Income per common share as reported on a fully diluted basis would have remained unchanged.

    In conjunction with its annual shareholders' meeting held March 31, 1998, the Company changed its name from Retix to Vertel Corporation. Effective April 9, 1998, the stock began trading on the NASDAQ Stock Market under its new symbol, VRTL, which replaces the former RETX symbol.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

  "Safe Harbor" Statements under the Private Securities Litigation Reform Act of 1995: Except for the historical information presented, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements that involve risks and uncertainties, including timely deployment and success of new and enhanced TMN products, loss of key customer relationships, the impact of competitive products and the dependence on key partners and alliances, the length of the Company's sales cycle, size and timing of license fees closed during the quarter, the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter which makes forecasting difficult and subject to a financial risk of variance with actual results, a likely decline in the Company's ownership position in Sonoma Systems if additional funding is required and the Company is unable or unwilling to participate, and the other risks detailed from time to time in the Company's public disclosure filings with the U.S. Securities and Exchange Commission
(SEC). Copies of the most recent Forms 10K and 10Q are available upon request from Vertel's Investor Relations Department.

  The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I -
Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 27, 1997 contained in the Company's Annual Report.

RESULTS OF OPERATIONS

  Net revenues.  Net revenues increased 30.3% to $4,918,000 for the three months
  ------------
ended March 31, 1998 as compared to $3,774,000 for the three month period ended March 31, 1997. The increase in revenues for the three month period in 1998 was primarily due to a $1.2 million, or 45.9%, increase in license revenue, which included $704,000 in related party sales of licensed product to Sonoma.
Services and other revenues for the three month period in 1998 were

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

essentially unchanged compared to the three month period in 1997. License revenues consist primarily of license fees and royalties derived from the Company's TMN-based software solutions and development platforms. Services and other revenues consist primarily of fees from professional services projects, software maintenance, and custom software engineering.

          Sales to customers outside of North America comprised approximately 32.2% of net revenues for the three months ended March 31, 1998 as compared to 55.9% for the same period in 1997. The Company has historically reported a high percentage of sales to customers outside of the United States which the Company believes is suggestive of a high degree of investment by non-US companies in new infrastructure, compared to their US counterparts. The Company believes the decline in the percentage of non-US sales in the three months ended March 31, 1998 as compared to the three month period ended March 31, 1997 was due to delayed decisions by customers and potential customers in Europe and Asia and the economic turmoil experienced in Asia. Continued economic turmoil in Asia could impact future sales in the region.

          Gross margin. Cost of revenues consists primarily of professional
          ------------
engineering services and royalties paid under software licensing agreements and warranty costs. Gross margin increased to 77.8% of net revenues for the three months ended March 31, 1998, as compared to 70.8% for the same period in 1997. The increase in gross margin for 1998 was due primarily to the shift in revenue mix toward license revenue versus services from the same period in 1997.

          Research and development. The Company has invested heavily in research
          ------------------------
and development to expand its expertise in TMN-based software solutions applications technologies and to continue sustaining support of its product offerings. The major components of research and development expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, and the cost of facilities and depreciation of capital equipment. Costs related to research and development in certain cases are offset by customer reimbursement of non-recurring engineering efforts.

          Total research and development expenses decreased 17.8% to $1,435,000 for the three months ended March 31, 1998 as compared to $1,746,000 for the same period in 1997. As a percentage of revenue, research and development expenses decreased to 29.2% for the three months ended March 31, 1998, as compared to 46.3% for the same period in 1997. The decrease in research and development expense in the first quarter of 1998 as compared to the prior year was primarily due to large software technology purchases of approximately $350,000 that occurred in the first quarter of 1997 in support of the Company's decision to focus primarily on integrated management solutions.

          The Company expects to continue to make significant investments in the development of new products and feature enhancements to existing product lines, although such expenses may fluctuate from quarter to quarter both in absolute dollars and as a percentage of revenue, depending on the status of various development projects and the level of non-recurring engineering services.

          Sales and marketing. Sales and marketing expenses consist primarily of
          -------------------
personnel and associated costs related to selling, support and marketing activities, including marketing programs such as trade shows and other promotional costs. The Company expects these expenses will continue to comprise a significant percentage of the Company's total expenses because of costs associated with supporting the worldwide sales and service functions necessary to meet the needs of the Company's customer base and respond to the opportunities in the TMN marketplace.

          Sales and marketing expenses decreased 28.7% to $1,725,000 for the three months ended March 31, 1998 as compared to $2,420,000 for the same period in 1997. Sales and marketing expenses as a percentage of revenues decreased in the three months ended March 31, 1998 to 35.1% as compared to 64.1% for the comparable period in 1997. The overall decrease in sales and marketing both in absolute spending and as a percentage of revenues was due to approximately $297,000 in one-time redeployment and consolidation expenses incurred in the 1997 three month period, approximately $170,000 in higher net promotional expenses in that period, primarily associated with the first annual TMN Summit, and lower expenses in the 1998 three month period that were associated with certain staff and facilities reductions that took place in conjunction with redeployment and consolidation efforts during the same period in 1997.

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

   General and administrative. General and administrative expenses consist
   --------------------------
primarily of salaries, rent and other related expenses of administrative, executive and financial personnel as well as professional fees, investor relations costs and insurance premiums. General and administrative expenses decreased 42.2% to $657,000 for the three months ended March 31, 1998 as compared to $1,136,000 for the same period in 1997. General and administrative expenses as a percentage of net revenues decreased to 13.4% for the three months ended March 31, 1998 as compared to 30.1% for the same period in 1997. The decrease in general and administrative costs both in absolute spending and as a percentage of revenues was attributable to approximately $220,000 in redeployment and consolidated charges at Vertel in the first quarter of 1997 in support of its focus on development of integrated network management solutions and lower expenses in the 1998 three month period that were associated with certain staff and facilities reductions that took place in conjunction with redeployment and consolidation efforts in 1997.

   Operating income (loss) from continuing operations.  The Company generated
   --------------------------------------------------
income from continuing operations of $11,000 in the first three months ending March 31, 1998 as compared to a loss from continuing operations of $2,630,000 in the same period of 1997. The improved results primarily reflected a 30.3% increase in net revenues and an overall 28.0% decrease in operating expenses.

   Other income (expense), net.  Other income for the first three months ending
   ------------------------------
March 31, 1998 was $461,000 as compared to other expense of $37,000 in the same period of 1997. Other income in 1998 was comprised of $400,000 to reflect curtailment of a non-US pension plan, which previously covered the Company's Irish Employees, approximately $68,000 of interest income, net of bank charges, and $8,000 of income associated with foreign currency exchange gains. Approximately $15,000 in other miscellaneous expenses were recorded as an offset. Foreign tax withholdings and other items combined to offset any net interest income in the first three months of 1997, resulting in net expense that year.

   Provision for income taxes.  The Company recorded a provision for taxes in
   ---------------------------
the amount of $132,000 for the three months ended March 31, 1998, which primarily represented an estimate for non-US taxes associated with the surplus assets refund upon curtailment of a non-US pension plan. The Company anticipates utilizing net operating losses to offset the balance of pre-tax income in the first quarter of 1998. As a result, no further provision for income taxes has been provided.

   The Company established a net deferred tax asset approximating $25 million in prior years, primarily as a result of cumulative losses, which has been fully offset by a valuation allowance, also from prior years. No benefit from these deferred tax assets has been provided as of March 31, 1998. Benefit from the net deferred tax assets will be realized to the extent that the Company operates profitably in the future.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1998 the Company's principal sources of liquidity consisted of $6,124,000 in cash and short-term investments.

  Cash and short-term investments decreased $128,000, or 2.1%, during the three months ended March 31, 1998 reflecting payments of $930,000 for restructuring liabilities and an additional $178,000 used for discontinued operations during the period. Also, $299,000 in additional capital assets were acquired. Excluding payments for restructuring liabilities, net cash provided by continuing operations activities was approximately $1.3 million. Collections related to sales in the fourth quarter of 1997 and receipt of approximately $400,000 upon shipment of product to Sonoma contributed to increased cash flow from operating activities in the period ended March 31, 1998. Also, accrued liabilities primarily associated with royalties, commissions and wages increased $583,000 on a combined basis, contributing positively to cash flows from operating activities in the period. This increase reflected higher sales activity as compared to the same period in 1997. Cash outlays incurred during the buildout of new office space in Woodland Hills and to secure additional office space in Asia, as reflected in higher prepaid expenses and current assets, contributed to lower cash provided by operating activities.

  The Company believes the effects of the disposition of Sonoma and reductions in ongoing operating expenses in the second half of 1997 will result in cash flows in 1998 which, when combined with the Company's cash and short term investment balances, will be sufficient to meet the Company's liquidity requirements for the next 12 months. From time to time, the Company may also consider the acquisitions of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisitions or investments may require additional capital resources.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The registrant's annual meeting of shareholders was held on March 31, 1998.

(b) The following Class II directors were elected at the meeting: Bruce Brown, Craig Johnson and Ralph Ungermann. Voting results for the election of all director nominees were as follows:

                                                                          Broker non-
                                                 In Favor    Abstain      -----------
                                                 --------    -------         votes
                                                                             -----
           Bruce Brown                          22,243,584   161,527      not applicable
           Craig Johnson                        22,243,584   161,527      not applicable
           Ralph Ungermann                      22,243,584   161,527      not applicable

           The current term for Class I directors, including Jeff Drazan, Joe Stephan and Gil Williamson, will continue until the 1999 annual meeting of shareholders.

(c) The other matters voted upon at the meeting, and results of those votes, were as follows:

           (i) Proposal to adopt the Company's 1998 stock option plan, and the reservation of 5,200,000 shares of common stock for issuance thereunder.

                       In Favor    Opposed     Abstain       Broker non-votes
                       --------    -------     -------       ----------------
                       9,269,953  1,490,635    116,601         11,527,922


           (ii) Proposal to amend the Company's articles of incorporation changing the name of the Company from Retix to Vertel Corporation.

                       In Favor    Opposed     Abstain       Broker non-votes
                       --------    -------     -------       ----------------
                       22,247,856  88,531      68,724             0

           (iii) Proposal to approve the appointment of Deloitte and Touche LLP as the independent auditors of the Company for the fiscal year ending January 2, 1999.

                       In Favor    Opposed     Abstain       Broker non-votes
                       --------    -------     -------       ----------------
                       21,918,537  218,483     40,765              227,326


ITEM 5.  OTHER INFORMATION

           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)       EXHIBITS

        3.5 Certificate of amendment to Company's articles of incorporation, as filed with the California Secretary of State on April 7, 1998, changing the Company's name to Vertel Corporation. (1)

        27.2     Financial Data Schedule

  (b)   REPORTS ON FORM 8-K

        On March 31, 1998, the Company's shareholders approved an amendment to the Company's articles of incorporation to change the Company's name from Retix to Vertel Corporation. This amendment was filed with the Securities and Exchange Commission on April 7, 1998. (1)

  (1) Incorporated by reference from registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VERTEL CORPORATION
                                 (Registrant)



Date: May 7, 1998                /s/  James L. Brill
                                 ---------------------------------------
                                 James L. Brill
                                 Vice President of Finance and Administration
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)