Form 10-Q
period 1998-06-27
VERTEL CORP
filed 1998-08-10
CIK 880458

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington DC   20549
                               -----------------



                                   FORM 10-Q


   (MARK ONE)
             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1998

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

                                   YES  X    NO______
                                      -----

   As of July 21, 1998 there were 24,417,268 shares of common stock outstanding.



   Total number of sequential pages:__11_____

================================================================================

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VERTEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)
                                    ASSETS

                                                                                               June 30,  December 31,
                                                                                                 1998        1997
                                                                                               --------    --------
                                                                                              (unaudited)
Current assets:
  Cash and short-term investments (Note 2).....................................               $  6,431    $  6,252
  Trade accounts receivable (net of allowances of $540 as of
      June 30, 1998 and $452 as of December 31, 1997)..........................                  4,909       4,941
  Trade accounts receivable, related party.....................................                     33          --
  Prepaid expenses and other current assets....................................                    893         925
                                                                                              --------    --------

Total current assets...........................................................                 12,266      12,118

Property and equipment, net....................................................                    849         766
Investment (Note 3)............................................................                  3,382          --
Other assets...................................................................                    387         566
                                                                                              --------    --------

                                                                                              $ 16,884    $ 13,450
                                                                                              ========    ========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................................               $    488    $    733
  Accrued wages and related liabilities........................................                    622         660
  Accrued restructuring expenses...............................................                    375       1,487
  Other accrued liabilities....................................................                  3,066       2,100
  Deferred revenue.............................................................                    803         531
  Net liabilities of discontinued operations...................................                     --         196
                                                                                              --------    --------

Total current liabilities......................................................                  5,354       5,707

Deferred rent..................................................................                      1          10
                                                                                              --------    --------

    Total liabilities..........................................................                  5,355       5,717
                                                                                              --------    --------

Shareholders' equity:
  Preferred stock, par value $.01, 2,000,000 shares authorized;
    none issued and outstanding
  Common stock, par value $.01, 50,000,000 shares authorized;
    shares issued and outstanding 1998, 24,396,601;
    1997, 24,146,518...........................................................                    229         227
  Additional paid-in capital (Note 3)..........................................                 80,877      78,661
  Accumulated deficit..........................................................                (64,592)    (64,760)
  Accumulated comprehensive deficit............................................                   (593)     (2,003)
                                                                                              --------    --------
     Total.....................................................................                 15,921      12,125
  Less notes receivable from issuance of common stock..........................                 (4,392)     (4,392)
                                                                                              --------    --------

     Total shareholders' equity................................................                 11,529       7,733
                                                                                              --------    --------

                                                                                              $ 16,884    $ 13,450
                                                                                              ========    ========

         See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EXPENSE
                   (in thousands, except per share amounts)
                                 (unaudited)

                                                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------        -------------------------
                                                                             1998       1997                   1998       1997
                                                                           --------   --------               --------   ---------
Revenues:
  License............................................................       $ 3,670    $ 4,506                $ 6,648     $ 7,012
  License - related party............................................            33         --                    737          --
  Service and other..................................................         1,300      1,364                  2,536       2,632
                                                                            -------    -------                -------     -------
   Net revenues......................................................         5,003      5,870                  9,921       9,644

Cost of revenues:
  License............................................................           330        240                    530         524
  Service and other..................................................         1,004        746                  1,894       1,564
                                                                            -------    -------                -------     -------
   Total cost of revenues............................................         1,334        986                  2,424       2,088
                                                                            -------    -------                -------     -------

Gross margin.........................................................         3,669      4,884                  7,497       7,556

Operating expenses:
   Research and development..........................................         1,612      1,450                  3,047       3,196
   Sales and marketing...............................................         1,690      2,056                  3,415       4,476
   General and administrative........................................           677      1,052                  1,334       2,188
                                                                            -------    -------                -------     -------
    Total............................................................         3,979      4,558                  7,796       9,860
                                                                            -------    -------                -------     -------
Operating (loss) income from continuing operations...................          (310)       326                   (299)     (2,304)

Other income, net....................................................           202         73                    663          36
                                                                            -------    -------                -------     -------
(Loss) income from continuing operations before
   provision for income taxes........................................          (108)       399                    364      (2,268)
Provision for income taxes...........................................            64         --                    196          --
                                                                            -------    -------                -------     -------
(Loss) income from continuing operations.............................          (172)       399                    168      (2,268)
Loss from discontinued operations....................................            --     (1,672)                    --      (3,060)
                                                                            -------    -------                -------     -------
Net (loss) income....................................................          (172)    (1,273)                   168      (5,328)

Other comprehensive expense, before tax..............................            52         32                     21          10
                                                                            -------    -------                -------     -------
Comprehensive (loss) income .........................................       $  (224)   $(1,305)               $   147     $(5,338)
                                                                            -------    -------                -------     -------

Basic net income (loss) per common share: (Note 5)
(Loss) Income from continuing operations.............................        ($0.01)   $  0.02                  $0.01      ($0.11)
Loss from discontinued operations....................................           ---      (0.08)                   ---       (0.15)
Net (loss) income ...................................................         (0.01)     (0.06)                  0.01       (0.26)

Fully diluted net income (loss) per common share: (Note 5)
(Loss) Income from continuing operations.............................         (0.01)      0.02                   0.01       (0.11)
Loss from discontinued operations....................................           ---      (0.07)                   ---       (0.15)
Net (loss) income ...................................................         (0.01)     (0.05)                  0.01       (0.26)

Weighted average shares outstanding used in net
   income (loss) per common share calculations:
Basic................................................................        22,923     20,856                 22,736      20,832
Fully diluted........................................................        22,923     22,885                 24,602      20,832

         See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                Six Months Ended June 30,
                                                                                   1998           1997
                                                                               ------------   ------------

Cash flows from operating activities:
   Income (loss) from continuing operations.................................       $   168        $(2,268)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities:
       Depreciation and amortization........................................           501            441
       Reserve for returns and bad debts....................................            88             (4)
       Changes in operating assets and liabilities  (Note 4)................          (223)           117
                                                                                   -------        -------
   Net cash provided by (used for) operating activities.....................           534         (1,714)
                                                                                   -------        -------

Cash flows from investing activities:
   Net sales (purchases) of short-term investments..........................          (692)          (140)
   Additions to property and equipment......................................          (445)          (235)
   Change in other assets...................................................            40            259
                                                                                   -------        -------
     Net cash (used for) provided by investing activities...................        (1,097)          (116)
                                                                                   -------        -------

Cash flows from financing activities:
     Proceeds from issuance of common stock.................................           249            206
                                                                                   -------        -------
     Net cash provided by financing activities..............................           249            206
                                                                                   -------        -------
     Net cash used for discontinued operations..............................          (178)        (2,367)
                                                                                   -------        -------

Effect of exchange rate changes on cash.....................................           (21)           (10)
                                                                                   -------        -------

Net decrease in cash and cash equivalents...................................          (513)        (4,001)

Cash and cash equivalents, beginning of period..............................         2,253          8,219
                                                                                   -------        -------

Cash and cash equivalents, end of period....................................       $ 1,740        $ 4,218
                                                                                   =======        =======


          See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  GENERAL

  The consolidated financial statements include the accounts of Vertel Corporation (formerly Retix) and its majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited. As discussed more thoroughly in Note 3, the Company's former broadband access equipment subsidiary, Sonoma Systems, Inc. ("Sonoma"), is presented as a discontinued operation for 1997. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The Company's fiscal year ends on the Saturday nearest to December 31. For simplicity of presentation, the Company has described the fiscal year ended December 27, 1997 as December 31, 1997 and has described the twenty six weeks ended June 27, 1998 and June 28, 1997 as the six months ended June 30, 1998 and 1997, respectively.

  It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 1997 included in the Company's Annual Report. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of results that may be expected for the full year.

2.  CASH AND SHORT-TERM INVESTMENTS

Cash and short term investments consist of the following (in thousands):

                                                    June 30,    December 31,
                                                      1998          1997
                                                  -----------   ------------
                                                  (unaudited)

Cash and cash equivalents....................         $1,740          $2,253
Short-term investments.......................          4,691           3,999
                                                      ------          ------
                                                      $6,431          $6,252
                                                      ======          ======

Cash equivalents consist of short-term investments with original maturities of three months or less.

3.  INVESTMENT

  In December 1997, in order to focus exclusively on the telecommunications network management software business, the Company's Board of Directors adopted a formal plan to reduce the Company's investment in Sonoma through direct investment in that entity by independent venture capital firms. The plan, as adopted by the Board of Directors, called for the Company to reduce its ownership interest in Sonoma to that of a passive investor with no significant influence over the former subsidiary's operations. Sonoma raised an aggregate of approximately $9 million by issuing preferred stock at two closings, which occurred in January and March of 1998, thereby reducing the Company's voting ownership in Sonoma to 19.9%. In connection with this transaction, the Company recorded a $3.4 million increase in its net investment in Sonoma to reflect the Company's proportionate share of Sonoma's post transaction equity and a corresponding credit to additional paid- in capital. In addition, the $1.4 million cumulative translation loss related to a foreign subsidiary of Sonoma was charged to additional paid-in capital. Subsequent to the transaction the Company is accounting for its investment in Sonoma using the cost method.

  As a result of the foregoing, the Company's consolidated financial statements and related notes to financial statements for 1997 reflect the results of operations and net liabilities of Sonoma as a discontinued operation.

                              VERTEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

4.  STATEMENTS OF CASH FLOWS

Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities consist of the following (in thousands):

                                                                                      Three Months Ended June 30,
                                                                                          1998            1997
                                                                                     --------------   ------------

   Trade accounts receivable.............................................                   $   (89)         $ 847
   Prepaid expenses and other current assets.............................                        32           (167)
   Accounts payable......................................................                      (245)           201
   Accrued wages and related liabilities.................................                       (38)           (94)
   Cash payments for restructuring expenses..............................                    (1,112)          (311)
   Other accrued liabilities.............................................                       966              8
   Deferred rent.........................................................                        (9)           (31)
   Deferred revenue......................................................                       272           (336)
                                                                                            -------          -----
      (Decrease) increase in operating assets and liabilities............                   $  (223)         $ 117
                                                                                            =======          =====

  In January 1998, the Company recorded an increase in its net investment in Sonoma of $3.4 million as a result of the financing transaction completed (See
Note 3). In addition, $1,431,000 in related cumulative translation loss was charged to additional paid-in capital. Other financing and investing activities during the six months ended June 30, 1998 which affected recognized assets or liabilities but that did not result in cash receipts or cash payments were not significant.

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

  Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. Due to the losses from continuing operations reported by the Company in the three months ended June 30, 1998 and the six months ended June 30, 1997, any potential common shares to be included in diluted earnings per share as a result of common stock options and warrants are anti-dilutive and thus diluted earnings per share and basic earnings per share are equal. Potentially dilutive securities included in the computation of fully diluted earnings per share, for the six months ended June 30, 1998, consisted of stock options outstanding and shares represented by notes receivable as of June 30, 1998.

6.  NEWLY ADOPTED ACCOUNTING STANDARD

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income which is effective for fiscal years beginning after December 15, 1997. SFAS 130 defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately form retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has reflected the provisions of SFAS 130 in the accompanying financial statements for all periods presented. The accumulated comprehensive deficit and other comprehensive expense as reflected on the accompanying consolidated balance sheets and statements of operations and comprehensive expense, respectively, consist of foreign currency translation adjustments.

                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)


7.  TERMINATION OF NON-US PENSION PLAN

     During the three months ended June 30, 1998 the Company finalized the termination of a non-US pension Plan, which previously covered the Company's Irish employees. This action resulted in a return of excess plan assets to the Company. The Company recorded as other income $400,000 in the first quarter of 1998 and an additional $263,000 in the second quarter of 1998 upon final determination of the amount of excess plan assets. The Company recorded income taxes related to the return of the pension assets of $132,000 and $64,000 in the first and second quarter, respectively.




ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

  "Safe Harbor" Statements under the Private Securities Litigation Reform Act of 1995: Except for the historical information presented, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements that involve risks and uncertainties, including timely deployment and success of new and enhanced TMN products, loss of key customer relationships, the impact of competitive products and the dependence on key partners and alliances, the length of the Company's sales cycle, size and timing of license fees closed during the quarter, the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter which makes forecasting difficult and subject to a financial risk of variance with actual results, economic uncertainties in Asian economies, the Company's ability to control expenditures at a level consistent with revenues, a likely decline in the Company's ownership position in Sonoma Systems if additional funding is required and the Company is unable or unwilling to participate, and the other risks detailed from time to time in the Company's public disclosure filings with the U.S. Securities and Exchange Commission (SEC). Copies of the most recent Forms 10K and 10Q are available upon request from Vertel's Investor Relations Department.

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

RESULTS OF OPERATIONS

  Net revenues.  Net revenues decreased 14.8% to $5,003,000 for the three months
  ------------
ended June 30, 1998 as compared to $5,870,000 for the three month period ended June 30, 1997 and increased 2.9% to $9,921,000 for the six months ended June 30, 1998 as compared to $9,644,000 for the six months ended June 30, 1997. The decrease in revenues for the three month period in 1998 was primarily due to a one time final billing of $1.9 million related to the discontinuance of the pACT-based two way paging messaging products in the corresponding period in 1997. Other than the one time billing of $1.9 million, net revenue for the three months ended June 30, 1998 increased by $1,013,000 or 25.4% as compared to the three months ended June 30, 1997. This increase was a result of a $1,000,000 licensing fee arising out of a semi-exclusive licensing contract with a customer for Vertel's Aeronautical Telecommunications Network (ATN) Router as well as nonexclusive licenses for various other TMN software products. Services and other revenues for the three and six month periods in 1998 were essentially unchanged compared to the corresponding periods in 1997. License revenues consist primarily of license fees and royalties derived from the Company's TMN-based software solutions and development platforms. Services and other revenues consist primarily of fees from professional service projects, software maintenance, and custom software engineering.

  Sales to customers outside of North America comprised approximately 58.2% and 51.6%, respectively, of net revenues for the three and six months ended June 30, 1998 as compared to 28.5% and 33.8%, respectively, for the same periods in 1997. The Company has historically reported a high percentage of sales to customers outside of the United States which the Company believes is suggestive of a high degree of investment by non-US companies in new infrastructure, compared to their US counterparts. Continued economic turmoil in Asia could impact future sales in the region.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          Gross margin. Cost of revenues consists primarily of professional
          ------------
engineering services and royalties paid under software licensing agreements and warranty costs. Gross margin decreased to 73.3% and 75.6% of net revenues for the three and six months ended June 30, 1998, respectively, as compared to 83.2% and 78.3% for the same periods in 1997. The decrease in gross margin for 1998 was due primarily to the increase in cost of revenues relating to the HP contract on which a royalty is paid to HP for all sales of the jointly developed products. In conjunction, HP pays Vertel a royalty on HP's sales of the jointly developed products. There were no sales of such products by HP in the second quarter of 1998. Sales of the HP products in the first quarter of 1998 were insignificant. In addition, during the three and six months ended June 30, 1998, service costs increased due to a single service contract on which expenses were higher than initially anticipated.

          Research and development. The Company has invested heavily in research
          ------------------------
and development to expand its expertise in TMN-based software solutions and applications technologies and to continue sustaining support of its product offerings. The major components of research and development expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, and the cost of facilities and depreciation of capital equipment. Costs related to research and development in certain cases are offset by customer reimbursement of non-recurring engineering efforts.

Total research and development expenses increased by 11.2% to $1,612,000 for the three months ended June 30, 1998 as compared to $1,450,000 for the same period in 1997. As a percentage of revenue, research and development expenses increased to 32.2% for the three months ended June 30, 1998, as compared to 24.7% for the same period in 1997. Research and development expense increased in the three months ended June 30, 1998 as compared to the same period in 1997 because of additional emphasis on research and development by management, the result of which was an increase in headcount and in the average compensation level. The decrease in research and development expense in the six months ended June 30, of 1998, as compared to the corresponding period in 1997, was primarily due to large software technology purchases of approximately $350,000 that occurred in the first quarter of 1997 in support of the Company's decision to focus primarily on integrated management solutions.

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

          Sales and marketing expenses decreased 17.8% to $1,690,000 for the three months ended June 30, 1998 as compared to $2,056,000 for the same period in 1997. Sales and marketing as a percentage of revenues were comparable to the three months ended June 30, 1997. Sales and marketing expenses for the six months ended June 30, 1998 decreased 23.7% to $3,415,000 for the six months ended June 30, 1998 as compared to the same period in 1997 and as a percentage of revenue decreased to 34.4 % as compared to 46.4.% for the comparable period in 1997. The overall decrease in sales and marketing expenses both in absolute spending and as a percentage of revenues for the six months ended June 30 1998 as compared to the same period in 1997 was due to approximately $297,000 in one-time redeployment and consolidation expenses, approximately $170,000 in higher net promotional expenses in the 1997 period, primarily associated with the first annual TMN Summit, and lower expenses in the 1998 six month period that were associated with certain staff and facilities reductions that took place in conjunction with redeployment and consolidation efforts during the same period in 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


   General and administrative. General and administrative expenses consist
   --------------------------
primarily of salaries, rent and other related expenses of administrative, executive and financial personnel as well as professional fees, investor relations costs and insurance premiums. General and administrative expenses decreased 35.6% to $677,000 for the three months ended June 30, 1998 as compared to $1,052,000 for the same period in 1997. In the six months ended June 30, 1998, general and administrative expenses decreased 39% to $1,334,000 as compared to $2,188,000 for the same period in 1997. General and administrative expenses as a percentage of net revenues decreased to 13.5% and 13.4% for the three and six months ended June 30, 1998 as compared to 17.9% and 22.7% for the corresponding periods in 1997. The decrease in general and administrative costs both in absolute spending and as a percentage of revenues was attributable to approximately $220,000 in redeployment and consolidated charges at Vertel in the six months ended June 30, 1997 in support of its focus on the development of integrated network management solutions and lower expenses in the 1998 six and three month periods that were associated with certain staff and facilities reductions that took place in conjunction with redeployment and consolidation efforts in 1997.

   Operating (loss) income from continuing operations.  The Company generated a
   --------------------------------------------------
loss from continuing operations of $310,000 in the three months ending June 30, 1998 as compared to income from continuing operations of $326,000 in the same period of 1997. Loss from continuing operations for the six months ended June 30, 1998 was $299,000 as compared to a loss of $2,304,000 for the corresponding period in 1997. The loss for the three months ended June 30, 1998 was in part due to increased cost of revenue related to the HP joint product sales on which the Company pays a royalty. In addition, as discussed above, the Company experienced cost overruns on one service contract. Revenues were lower as compared to the same period in 1997 because of a one time final billing of $1.9 million in 1997 related to the discontinuance of the pACT-based two-way paging messaging products.

   Other income (expense), net   Other income for the three months ending June
   ----------------------------
30, 1998 was $202,000 as compared to other expense of $73,000 in the same period of 1997. Other income for the six months ended June 30, 1998 comprised $663,000 resulting from the curtailment of a non-US pension plan which previously covered the Company's Irish employees, approximately $130,000 of interest income, net of bank charges, and $7,000 of income associated with foreign currency exchange gains.

   Provision for income taxes.  The Company recorded a provision for taxes in
   ---------------------------
the amount of $64,000 and $196,000 for the three and six months ended June 30, 1998, which primarily represented an estimate for non-US taxes associated with the surplus assets refunded upon curtailment of a non-US pension plan. The Company anticipates utilizing net operating losses to offset the balance of pre-tax income in the six months ended June 30, 1998.

   The Company has a net deferred tax asset approximating $25 million, primarily as a result of cumulative losses, which has been fully offset by a valuation allowance. No benefit from these deferred tax assets has been provided as of June 30, 1998. Benefit from the net deferred tax assets will be realized to the extent that the Company operates profitably in the future.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1998 the Company's principal sources of liquidity consisted of $6,431,000 in cash and short-term investments.

  Cash and short-term investments increased $179,000, or 2.9%, during the six months ended June 30, 1998. Cash payments of $1,112,000 for restructuring liabilities were made during the period. Also, $445,000 of additional capital assets were acquired. Excluding payments for restructuring liabilities, net cash provided by continuing operations activities was approximately $1.6 million. Also, accrued liabilities primarily associated with royalties, commissions and wages increased $966,000 on a combined basis, contributing positively to cash flows from operating activities in the period.

  The Company believes that cash generated from operations and the Company's ability to generate cash from other sources which, when combined with the Company's cash and short term investment balances, will be sufficient to meet the Company's liquidity requirements for the next 12 months. From time to time, the Company may also consider the acquisitions of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisitions or investments may require additional capital resources.

  Many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. New releases of the Company's software have been designed to address processing for the year 2000 to the extent it has been required, and it is the Company's intent to have all actively supported software on release versions which are ready for year 2000 by the end of 1998. However, to the extent that others such as system integrators make use of the Company's software in developing solutions for third parties, the Company may have no knowledge as to the year 2000 readiness of those third party products. In addition it is possible that third parties could assert claims against the Company or its customers concerning year 2000 issues and regardless of their merits or lack thereof, such claims could be material.

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


       27.1   Financial Data Schedule

(b)    REPORTS ON FORM 8-K

       None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VERTEL CORPORATION
                                 (Registrant)



Date: August 6, 1998             /S/  James L. Brill
                                 ---------------------------------------
                                 James L. Brill
                                 Vice President of Finance and Administration
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)