Form 10-Q
period 1998-09-26
VERTEL CORP
filed 1998-11-10
CIK 880458

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON DC   20549
                             _____________________

                                   FORM 10-Q


(MARK ONE)
            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 26, 1998

                                      OR

            [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                   For the transition period from ___ to ___

                        Commission File Number 0-19640
                             _____________________



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


 Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                               YES  X    NO_____
                                  -----


As of November 4, 1998 there were 26,520,930 shares of common stock outstanding.

================================================================================

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VERTEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                    ASSETS

                                                                                  SEPTEMBER 26,         DECEMBER 27,
                                                                                      1998                  1997
                                                                                      ----                  ----
                                                                                   (unaudited)
Current assets:
  Cash and short-term investments (Note 2)..................................        $  7,306             $  6,252
  Trade accounts receivable (net of allowances of $503 as of
      September 26, 1998 and $452 as of December 27, 1997)..................           4,987                4,941
  Trade accounts receivable, related party..................................              99                   --
  Prepaid expenses and other current assets.................................             969                  925
                                                                                    --------             --------

Total current assets........................................................          13,361               12,118

Property and equipment, net.................................................             987                  766
Investments (Note 3)........................................................           3,819                   --
Other assets................................................................             372                  566
                                                                                    --------             --------
                                                                                    $ 18,539             $ 13,450
                                                                                    ========             ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................................        $    140             $    733
  Accrued wages and related liabilities.....................................             700                  660
  Accrued restructuring expenses............................................             224                1,487
  Other accrued liabilities.................................................           3,456                2,100
  Deferred revenue..........................................................             973                  531
  Net liabilities of discontinued operations................................              --                  196
                                                                                    --------             --------

Total current liabilities...................................................           5,493                5,707

Deferred rent...............................................................              --                   10
                                                                                    --------             --------

      Total liabilities.....................................................           5,493                5,717
                                                                                    --------             --------

Shareholders' equity:
  Preferred stock, par value $.01, 2,000,000 shares authorized;
      none issued and outstanding
  Common stock, par value $.01, 50,000,000 shares authorized;
      shares issued and outstanding 1998, 24,517,255;
      1997, 24,146,518......................................................             245                  227
  Additional paid-in capital (Note 3).......................................          80,934               78,661
  Accumulated deficit.......................................................         (63,619)             (64,760)
  Accumulated comprehensive deficit.........................................            (147)              (2,003)
                                                                                    --------             --------
      Total.................................................................          17,413               12,125
  Less notes receivable from issuance of common stock.......................          (4,367)              (4,392)
                                                                                    --------             --------

      Total shareholders' equity............................................          13,046                7,733
                                                                                    --------             --------

                                                                                    $ 18,539             $ 13,450
                                                                                    ========             ========

         See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                        THREE MONTH PERIOD ENDED      NINE MONTH PERIOD ENDED
                                                                        ------------------------      -----------------------
                                                                         SEPT. 26,     SEPT. 27,       SEPT. 26,    SEPT. 27,
                                                                           1998          1997            1998         1997
                                                                           ----          ----            ----         ----
Revenues:
  License........................................................        $3,551        $ 2,040        $10,199       $ 9,052
  License - related party........................................            --             --            737            --
  Service and other..............................................         1,357          1,654          3,893         4,286
                                                                         ------        -------        -------       -------
     Net revenues................................................         4,908          3,694         14,829        13,338

Cost of revenues:
  License........................................................           165            113            695           637
  Service and other..............................................           895            987          2,789         2,551
                                                                         ------        -------        -------       -------
     Total cost of revenues......................................         1,060          1,100          3,484         3,188
                                                                         ------        -------        -------       -------

Gross profit.....................................................         3,848          2,594         11,345        10,150

Operating expenses:
  Research and development.......................................         1,677          1,094          4,724         4,290
  Sales and marketing............................................         1,900          1,590          5,315         6,066
  General and administrative.....................................           724            776          2,058         2,964
                                                                         ------        -------        -------       -------
     Total.......................................................         4,301          3,460         12,097        13,320
                                                                         ------        -------        -------       -------
Operating loss from continuing operations........................          (453)          (866)          (752)       (3,170)
Other income, net................................................         1,526             40          2,189            76
                                                                         ------        -------        -------       -------
Income (loss) from continuing operations before
     provision for income taxes..................................         1,073           (826)         1,437        (3,094)
Provision for income taxes.......................................           100             --            296            --
                                                                         ------        -------        -------       -------
Income (loss) from continuing operations.........................           973           (826)         1,141        (3,094)
Loss from discontinued operations................................            --         (1,878)            --        (4,938)
                                                                         ------        -------        -------       -------
Net income (loss)................................................           973         (2,704)         1,141        (8,032)

Other comprehensive income, net (Note 4).........................           446             15            425            25
                                                                         ------        -------        -------       -------
Comprehensive income (loss)......................................        $1,419        $(2,689)       $ 1,566       $(8,007)
                                                                         ------        -------        -------       -------

Basic net income (loss) per common share: (Note 5)
  Income (loss) from continuing operations.......................        $ 0.04        $ (0.04)       $  0.05       $ (0.15)
  Loss from discontinued operations..............................            --          (0.09)            --         (0.23)
  Net income (loss)..............................................          0.04          (0.13)          0.05         (0.38)

Fully diluted net income (loss) per common share: (Note 5)
  Income (loss) from continuing operations.......................        $ 0.04        $ (0.04)       $  0.05       $ (0.15)
  Loss from discontinued operations..............................            --          (0.09)            --         (0.23)
  Net income (loss)..............................................          0.04          (0.13)          0.05         (0.38)

Weighted average shares outstanding used in net
  income (loss) per common share calculations:
  Basic..........................................................        22,898         20,995         22,790        20,887
  Fully diluted..................................................        23,783         22,995         24,329        20,887

         See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                NINE MONTH PERIOD ENDED
                                                                                -----------------------
                                                                              SEPTEMBER 26,   SEPTEMBER 27,
                                                                                  1998            1997
                                                                                  ----            ----
Cash flows from operating activities:
   Income (loss) from continuing operations................................        $ 1,141         $(3,094)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities:
        Depreciation and amortization......................................            763             767
        Reserve for returns and bad debts..................................             49             (18)
        Changes in operating assets and liabilities  (Note 4)..............           (265)           (214)
                                                                                   -------         -------
      Net cash provided by (used for) operating activities.................          1,688          (2,559)
                                                                                   -------         -------

Cash flows from investing activities:
   Net sales (purchases) of short-term investments.........................           (978)          3,748
   Additions to property and equipment.....................................           (763)           (361)
   Change in other assets..................................................            (28)            258
                                                                                   -------         -------
      Net cash provided by (used for) investing activities.................         (1,769)          3,645
                                                                                   -------         -------

Cash flows from financing activities:
   Proceeds from repayment of notes receivable............................              25             360
   Proceeds from issuance of common stock.................................             322             194
                                                                                   -------         -------
      Net cash provided by financing activities............................            347             554
                                                                                   -------         -------
      Net cash used for discontinued operations............................           (178)         (4,137)
                                                                                   -------         -------

Effect of exchange rate changes on cash....................................            (12)            (25)
                                                                                   -------         -------

Net increase (decrease) in cash and cash equivalents.......................             76          (2,522)

Cash and cash equivalents, beginning of period.............................          6,252           8,219
                                                                                   -------         -------

Cash and cash equivalents, end of period...................................        $ 6,328         $ 5,697
                                                                                   =======         =======

          See accompanying notes to consolidated financial statements.

                              VERTEL COROPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   GENERAL

     The consolidated financial statements include the accounts of Vertel Corporation (formerly Retix) and its majority-owned subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited. As discussed more thoroughly in Note 3, the Company's former broadband access equipment subsidiary, Sonoma Systems, Inc. ("Sonoma"), is presented as a discontinued operation for 1997. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The Company reports its interim financial information on a 13 week basis ending the last Saturday of each calendar quarter, and reports its annual financial information on a 52 - 53 week fiscal year which ends on the Saturday nearest to December 31.

     It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 27, 1997 included in the Company's Annual Report. The results of operations for the three and nine month periods ended September 26, 1998 are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.   CASH AND SHORT-TERM INVESTMENTS

     Cash and short-term investments consist of the following (in thousands):

                                                               September 26,   December 27,
                                                                    1998           1997
                                                                    ----           ----
       Cash and cash equivalents...........................        $6,328         $6,252
       Short-term investments..............................           978             --
                                                                   ------         ------
                                                                   $7,306         $6,252
                                                                   ======         ======

     Cash equivalents consist of short-term investments with original maturities of three months or less.

3.   INVESTMENT

     In December 1997, in order to focus exclusively on the telecommunications network management software business, the Company's Board of Directors adopted a formal plan to reduce the Company's investment in Sonoma through direct investment in that entity by independent venture capital firms. The plan, as adopted by the Board of Directors, called for the Company to reduce its ownership interest in Sonoma to that of a passive investor with no significant influence over the former subsidiary's operations. Sonoma raised an aggregate of approximately $9 million by issuing preferred stock at two closings, which occurred in January and March of 1998, thereby reducing the Company's voting ownership in Sonoma to 19.9%. In connection with this transaction, the Company recorded a $3.4 million increase in its net investment in Sonoma to reflect the Company's proportionate share of Sonoma's post transaction equity and a corresponding credit to additional paid-in capital. In addition, the $1.4 million cumulative translation loss related to a foreign subsidiary of Sonoma was charged to additional paid-in capital. Subsequent to the transaction the Company is accounting for its investment in Sonoma using the cost method.

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

                              VERTEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

4.   STATEMENTS OF CASH FLOWS

     Increases (decreases) in operating cash flows arising from changes in operating assets and liabilities consist of the following (in thousands):

                                                                                          Nine Month Period Ended
                                                                                        ------------------------------
                                                                                        September 26,   September 27,
                                                                                             1998            1997
                                                                                             ----            ----
     Trade accounts receivable.....................................................        $  (196)          $ 722
     Prepaid expenses and other current assets.....................................            (44)            260
     Accounts payable..............................................................           (590)            (78)
     Accrued wages and related liabilities.........................................             40            (107)
     Cash payments for restructuring expenses......................................         (1,263)           (316)
     Other accrued liabilities.....................................................          1,356            (357)
     Deferred rent.................................................................            (10)            (75)
     Deferred revenue..............................................................            442            (263)
                                                                                           -------           -----
        Decrease in operating assets and liabilities...............................        $  (265)          $(214)
                                                                                           =======           =====

     In June 1998, the Company entered into a semi-exclusive royalty bearing licensing contract with Symbol Software Limited ("Symbol"), a subsidiary of Airtel ATN plc ("Airtel"), for Vertel's Aeronautical Telecommunications Network ("ATN") Router software as well as nonexclusive royalty bearing licenses of various other TMN software products, for $1,000,000 (the "ATN Licensing"). During July 1998, the Company assigned substantially all of the assets (except cash) and liabilities of its Irish operations, and sold the copyright and all other intellectual property rights in a software library to Symbol in exchange for 10% of Airtel's common stock (the "Irish Transaction"). The Irish Transaction substantially liquidated the Company's investment in its Irish operation. The Company's 10% ownership interest in Airtel, valued at approximately $437,000, reflects certain restrictions including a requirement prohibiting the Company from disposing of the Airtel shares for a period of one year. The book value of the software library, and the net assets and liabilities assigned to Symbol approximated zero and, as a result, the Company recognized a gain of approximately $437,000 related to the Irish Transaction during the quarter ended September 26, 1998. The gain of approximately $437,000 is included in other income in the accompanying statement of operations and the value of Company's ownership in Airtel is included in investments in the accompanying balance sheet at September 26, 1998. As a result of the substantial liquidation of its Irish operation, the Company recorded a $436,000 charge to other income representing the realization of foreign currency exchange losses previously included as cumulative translation losses in a separate component of shareholders' equity reported on the accompanying consolidated balance sheets. Since cumulative foreign currency translation adjustments represent the Company's sole source of other comprehensive income, a $436,000 reclassification adjustment, as required by the provisions of SFAS No. 130 (see Note 6), was reflected as an increase in other comprehensive income on the accompanying consolidated statement of operations and comprehensive income (loss) and a reduction in the accumulated comprehensive deficit on the accompanying consolidated balance sheets.

     In January 1998, the Company recorded an increase in its net investment in Sonoma of $3.4 million as result of the financing transaction completed (described in Note 3). In addition, $1,431,000 in related cumulative translation loss was charged to additional paid-in capital. Other financing and investing activities during the nine months ended September 26, 1998 which affected recognized assets or liabilities but that did not result in cash receipts or cash payments were not significant.

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

                              VERTEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. Due to the losses from continuing operations reported by the Company in the three and the nine month periods ended September 27, 1997, any potential common shares to be included in diluted earnings per share as a result of common stock options and warrants are anti-dilutive and thus diluted earnings per share and basic earnings per share are equal. Potentially dilutive securities included in the computation of fully diluted earnings per share, for the three and nine months ended September 26, 1998, consisted of stock options outstanding and shares represented by notes receivable as of September 26, 1998.

6.   NEWLY ADOPTED ACCOUNTING STANDARD

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS 130 defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has reflected the provisions of SFAS 130 in the accompanying financial statements for all periods presented. The accumulated comprehensive deficit and other comprehensive income as reflected on the accompanying consolidated balance sheets and statements of operations and comprehensive income (loss), respectively, consist of foreign currency translation adjustments.

7.   TERMINATION OF NON-U.S. PENSION PLAN

     During the nine months ended September 26, 1998 the Company finalized the termination of a non-U.S. pension plan, which previously covered the Company's Irish employees. This action resulted in a return of excess plan assets to the Company. The Company recorded $400,000 as other income in the first quarter of 1998 and an additional $263,000 in the second quarter of 1998 upon final determination of the amount of excess plan assets. The Company recorded income taxes related to the return of the pension assets of $132,000 and $64,000 in the first and second quarters, respectively.

8.   SALE OF CDPD AND PACT TECHNOLOGIES

     On July 27, 1998, the Company entered into agreements with AMP Incorporated ("AMP") whereby AMP agreed to purchase Vertel's CDPD and pACT ("Wireless") products and technologies as well as other telecom management software. The agreements consisted of a License and Purchase Agreement (the "Sale Agreement") valued at $2.5 million for the sale Vertel's Wireless technology and a non-exclusive license to certain other related technology sold in the ordinary course of business (the "Background Technology"), and an agreement (the "Assignment Agreement) valued at $1.0 million for the assignment of certain contracts related to Vertel's Wireless technology. Under the terms of the Sale Agreement, AMP was required to pay the Company $750,000 upon the execution of the Sale Agreement, $750,000 upon the delivery of code to AMP and $1.0 million upon the later of January 27, 1999 or the Company's completion of certain deliverables consisting primarily of the transfer of certain reseller agreements and the Company's support of the Background Technology for a period of six months. As of September 26, 1998, the Company had received payments totaling $1.5 million under the Sale Agreement. Approximately $800,000 of the Sale Agreement, representing the value of the Background Technology licensed to AMP, was accounted for as license revenue and approximately $1.5 million (net of approximately $200,000 of certain deferrals) was included in other income in the accompanying statement of operations for the quarter ended September 26, 1998. The balance owed by AMP under the Sale Agreement at September 26, 1998 ($1.0 million) is included in trade accounts receivable in the accompanying balance sheet. Under the terms of the Assignment Agreement, AMP is required to pay the Company $1.0 million within five days of the Company obtaining the written consent of a certain customer to the assignment of its license and maintenance agreement with the Company to AMP. In October 1998, the Assignment Agreement was amended whereby the Company agreed to provide certain deliverables including minor product modifications, maintenance, and training (to be delivered by the Company during the quarters ending December 31, 1998 and March 31, 1999) in exchange for a payment of $500,000 during October 1998 and the balance, less approximately $169,000 related to deferrals, payable during the quarter ended March 31, 1999. Additionally, the Company anticipates the recognition of the value of the Assignment Agreement ($1.0 million) as other income during the quarter ending December 31, 1998.

                              VERTEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

9.   SUBSEQUENT EVENT

     On September 29, 1998, the Company sold 2,000,000 shares of Common Stock for $1.50 per share ($3,000,000 in gross proceeds). The price per share was determined as the greater of (a) the average closing price of the Common Stock for the five days preceding the closing date and (b) $1.50. In connection with the transaction, the Company has agreed to file a registration statement within 90 days of the closing date covering the shares issued and has agreed to bear all expenses in connection therewith.

     Of the total shares issued, 1,000,000 shares were purchased by Sierra Ventures, a venture capital firm. Jeffrey M. Drazan, a General Partner of Sierra Ventures, is a member of the Company's Board of Directors.


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     "Safe Harbor" Statements under the Private Securities Litigation Reform Act of 1995: Except for the historical information presented, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements that involve risks and uncertainties, including the risks of timely development, deployment and success of new and enhanced TMN products, loss of key customer relationships, the impact of competitive products and the dependence on key partners and alliances, the length of the Company's sales cycle, size and timing of license fees closed during the quarter, the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter which makes forecasting difficult and subject to a financial risk of variance with actual results, economic uncertainties associated with conducting business on a worldwide basis, the Company's ability to control expenditures at a level consistent with revenues, a likely decline in the Company's ownership position in Sonoma Systems, Inc. and Airtel ATN plc if additional funding is required and or obtained and the Company is unable or unwilling to participate. The risks related to the year 2000, as the dates on which the Company believes the Year 2000 readiness program will be completed are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 readiness program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability, and the other risks detailed from time to time in the Company's public disclosure filings with the U.S. Securities and Exchange Commission (SEC). Copies of the most recent Forms 10-K and 10-Q are available upon request from Vertel's Investor Relations Department.

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

RESULTS OF OPERATIONS

     Net revenues.  Net revenues increased $1,214,000, or 33%, to $4,908,000 for
     ------------
the quarter ended September 26, 1998 (the "third quarter of 1998") as compared to $3,694,000 for the quarter ended September 27, 1997 (the "third quarter of 1997"), and increased $1,491,000, or 11%, to $14,829,000 for the three quarters ended September 26, 1998 (the "first three quarters of 1998") as compared to $13,338,000 for the three quarters ended September 27, 1997 (the "first three quarters of 1997").

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     License revenues for the third quarter of 1998 ($3,551,000) increased $1,511,000, or 74%, over the third quarter of 1997 ($2,040,000) and was due primarily to increased license fees and royalties of telecore and access products (including joint HP/Vertel products which were introduced in 1998) as well as the licensing of certain Background Technology (approximately $800,000) in connection with the Company's sale of its CDPD and pACT technologies to AMP during the third quarter of 1998. These increases were partially offset by the discontinuation of revenues associated with the Company's CDPD / pACT technologies which were sold during the third quarter of 1998. License revenues for the first three quarters of 1998 ($10,936,000) increased $1,884,000 or 21%, compared to the first three quarters of 1997 ($9,052,000). The increase was due primarily to a $1,000,000 semi-exclusive licensing contract during the second quarter of 1998 of the Company's Aeronautical Telecommunications Network (ATN) Router software; the licensing of certain Background Technology (approximately $800,000) in connection with the Company's sale of its CDPD and pACT technologies to AMP during the third quarter of 1998; and increases in licensing telecore and access products (including joint HP/Vertel telecore products which were introduced in 1998). These increases were partially offset by the one time final billing of $1.9 million related to the discontinuance of the pACT-based two-way paging messaging products in the corresponding period in 1997. License revenues consist primarily of license fees and royalties derived from the Company's TMN-based software solutions and development platforms.

     Service and other revenues, which consist primarily of fees from professional service projects, software maintenance, and custom software engineering, decreased $297,000, or 18%, during the third quarter of 1998 compared to the third quarter of 1997. The decrease during the third quarter of 1998 was primarily the result of lower custom software engineering services compared to the corresponding period in 1997. Service and other revenues for the first three quarters of 1998 decreased $393,000, or 9%, compared to the first three quarters of 1997 and was due primarily to lower revenues from professional service contracts.

     Sales to customers outside of North America comprised approximately 36% and 40%, respectively, of net revenues for the third quarter of 1998 and the first three quarters of 1998 as compared to 39% and 36%, respectively, for the same periods in 1997. The Company has historically reported a high percentage of sales to customers outside of the United States which the Company believes is suggestive of a high degree of investment by non-U.S. companies in new infrastructure, compared to their U.S. counterparts. Continued economic turmoil in Asia and other parts of the world could impact future sales in those regions.

     Gross margin. Cost of revenues consists primarily of professional
     ------------
engineering services, warranty and maintenance costs, and royalties paid under software licensing agreements. Gross margin increased to 78% and 77% of net revenues for the third quarter of 1998 and the first three quarters of 1998 respectively, as compared to 70% and 76% for the same periods in 1997. The increase in gross margin for the third quarter of 1998 and the first three quarters of 1998 compared to the corresponding periods for 1997 was due primarily to the increase in license revenues in 1998, which yield significantly higher margins than service revenues.

     Research and development.  The Company has invested heavily in research and
     ------------------------
development ("R&D") to expand its expertise in TMN-based software solutions and applications technologies and to continue sustaining support of its product offerings. The major components of R&D expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, and the cost of facilities and depreciation of capital equipment. Costs related to R&D in certain cases are offset by customer reimbursement of non-recurring engineering services.

     Total R&D expenses during the third quarter of 1998 increased by $583,000, or 53%, compared to the third quarter of 1997. As a percentage of revenue, R&D expenses increased to 34% for the third quarter of 1998, as compared to 30% for the same period in 1997. The increase in R&D expenses during the third quarter of 1998 was primarily the result of additional salaries and related expenses due to additional personnel and an increase in the average level of compensation, as well as a reduction in the amount of expenses being reimbursed by customers as a result of lower non-recurring engineering services during the third quarter of 1998 compared to the third quarter of 1997. R&D expenses for the first three quarters of 1998 increased $434,000, or 10%, over the first three quarters of 1997 primarily as a result of increased personnel and an increase in the average level of compensation.

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

     Sales and marketing expenses during the third quarter of 1998 increased $310,000, or 20%, as compared to the third quarter of 1997. The increase in sales and marketing expenses was due primarily to increased third party commission payments ($104,000) as a result of greater sales occurring outside of the U.S. and Europe during the third quarter of 1998 (as compared to the third quarter of 1997) where the Company distributes its products primarily through distributors, as well as increased expenses related to trade shows and additional marketing personnel. Sales and marketing expenses during the first three quarters of 1998 decreased $751,000, or 12%, compared to the first three quarters of 1997. The decrease in sales and marketing expenses for the first three quarters of 1998 was due primarily to higher promotional expenses during the 1997 period primarily associated with the first annual TMN Summit in January 1997, lower sales salaries, commissions, and related expenses in the 1998 period as a result of certain staff reductions which occurred during 1997, and decreased technical support expenses as a result of the Company's disposition of its Irish operations in July 1998 (the Company's Irish operations had previously been devoted primarily to the development and support of the Company's ATN software products).

     The Company has developed a strategy to capitalize on the emerging TMN market through the establishment and growth of offices and sales personnel around the world. In conjunction with this strategy, the Company intends to expand its sales and marketing functions further during 1999 to support anticipated broader market adoption of TMN and anticipates those dollar expenditures on sales and marketing will be higher in 1999 as a result thereof.

     General and administrative. General and administrative (G&A) expenses
     --------------------------
consist primarily of salaries, rent and other related expenses of administrative, executive and financial personnel as well as professional fees, investor relations costs and insurance premiums. G&A expenses during the third quarter of 1998 decreased $52,000, or 7%, compared to the third quarter of 1997 and decreased $906,000, or 31%, during the first three quarters of 1998 compared to the first three quarters of 1997. The decrease in 1998 was due primarily to the elimination of certain corporate overhead expenses previously allocated to Vertel when its operations were co-mingled with Sonoma Systems during 1997.

     Operating income (loss) from continuing operations. The Company generated a
     --------------------------------------------------
loss from continuing operations of $453,000, or 9%, of net revenues in the third quarter of 1998, as compared to a loss from continuing operations of $866,000, or 23%, of net revenues in the third quarter of 1997. The decrease in the percentage of operating loss to net revenues in the 1998 period was due primarily to increased gross margins (as a result of increased license revenue) and the decrease in sales and marketing and G&A expenses as a percentage of sales, as described above. Loss from continuing operations for the first three quarters of 1998 was $752,000, or 5%, of net revenues as compared to a loss of $3,170,000, or 24%, of net revenues for the corresponding period in 1997. The decrease in the percentage of operating loss to net revenues in the 1998 period was due primarily to the decrease in sales and marketing and G&A expenses (both in total dollars and as a percentage of sales), as described above.

     Other income, net.  Other income, net for the third quarter of 1998
     -----------------
($1,526,000), consisted primarily of the sale of the Company's CDPD and pACT technologies to AMP (valued at $1,500,000, net of certain adjustments) and a $437,000 gain on the sale of a software library and the assignment of certain assets and liabilities of the Company's ATN operations in Ireland to a subsidiary of Airtel ATN plc. These amounts were partially offset by the realization of a cumulative exchange loss of approximately $436,000 related to the disposition of the Company's Irish operations. Other income for the first three quarters of 1998 ($2,189,000) consisted primarily of the sale of the CDPD and pACT technologies to AMP ($1,500,000); a gain on the sale of a software library and the assignment of certain assets and liabilities of the Company's ATN operations ($437,000); and a gain of $663,000 from the curtailment of a non-U.S. pension plan that previously covered the Company's Irish employees. These amounts were partially offset by the realization of the $436,000 cumulative exchange loss previously described.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Provision for income taxes. The Company recorded a provision for income
     --------------------------
taxes in the amount of $100,000 for the third quarter of 1998 for certain U.S. and foreign income taxes. For the first three quarters of 1998, the Company recorded a provision for income taxes of $296,000, which included U.S. and foreign income taxes as well as an estimate for non-U.S. taxes associated with the surplus assets refunded upon curtailment of a non-U.S. pension plan. No income tax provisions were made for the comparable periods in 1997. The Company anticipates utilizing net operating losses to offset the balance of pre-tax income in the first three quarters of 1998.

     The Company has a net deferred tax asset approximating $25 million, primarily as a result of cumulative losses, which has been substantially offset by a valuation allowance. Benefit from the net deferred tax assets will be realized to the extent that the Company operates profitably in the future.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash generated from operating activities during the first three quarters of 1998 was $1,688,000. The positive cash flow from operations was comprised primarily of net income ($1,141,000), non-cash depreciation and amortization ($763,000), and an increase in other accrued liabilities ($1,356,000). These amounts were, partially offset by decreases in accrued restructuring expenses ($1,263,000) and accounts payable ($590,000).

     Net cash used for investing activities during the first three quarters of 1998 was $1,769,000 and was primarily the result of purchases of short-term investments ($978,000) and purchases of property and equipment ($763,000).

     Net cash from financing activities during the first three quarters was $347,000, primarily the result of the exercise of stock options ($322,000).

     On September 29, 1998, the Company sold 2,000,000 shares of Common Stock for $1.50 per share ($3,000,000 in gross proceeds) through a private placement.

     The Company believes that cash generated from operations and the Company's ability to generate cash from other sources which, when combined with the Company's cash and short-term investment balances ($7,306,000 at September 26, 1998) and the proceeds from the private placement on September 29, 1998 ($3,000,000 in gross proceeds), will be sufficient to meet the Company's liquidity requirements for the next twelve months. From time to time, the Company may also consider the acquisitions of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisitions or investments may require additional capital resources.

YEAR 2000 ISSUES

     General.  The Company is currently conducting a company-wide Year 2000
     --------
readiness program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company anticipates that Year 2000 compliance will be substantially complete by March 1999.

     Y2000 Program. The Company's Y2K Program is divided into four major
     -------------
sections: (1) Company developed products, (2) internal information ("IP") system, (3) non-IP system, and (4) third-party suppliers and customers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; and (3) repairing or replacing material items that are determined not to be Year 2000 compliant.

     The Company has completed the review of all Company developed products for Year 2000 compliance purposes. The Company believes that most (75%) of the Company's products are Year 2000 compliant and that those that are not Year 2000 compliant will be upgraded to be Year 2000 compliant by March 1999. However, to the extent that others, such as system integrators, make use of the Company's software in developing solutions for third parties, the Company may have no knowledge as to the Year 2000 readiness of those third party products. In addition it is possible that third parties could assert claims against the Company or its customers concerning Year 2000 issues and regardless of their merits or lack thereof, such claims could be material.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 ISSUES (CONTINUED)

     The Company has completed an evaluation of Year 2000 issues associated with its internal IP computer systems. Most of the Company's computer systems are already Year 2000 compliant. Other internal computer systems that have been identified as non-compliant will be upgraded to be Year 2000 compliant by March 1999.

     The Company has completed an evaluation of Year 2000 issues associated with its non-IP systems. Most of them are Year 2000 compliant. Those non-IP systems that are not Year 2000 compliant will be repaired or replaced by June 1999.

     The Company has completed an evaluation of the possible effects on the Company's operations of the Year 2000 readiness of its key suppliers. The Company relies on third party manufacturers for the proper functioning of its information systems, software and products. The failure of those manufacturers to address Year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time.

     Costs. The total cost associated with required modifications to become Year
     -----
2000 compliant is not expected to be material to the Company's financial position. Through September 26, 1998, the Company has spent less than $50,000 to implement the Year 2000 compliance program. That amount has been expensed. The Company estimates that it may spend up to an additional $250,000 for other replacements or upgrades and for communicating with key suppliers and customers. Approximately $100,000 of that amount will relate to new computer equipment and software and will be capitalized, and the remainder will be expensed as incurred.

     Risks. The failure to correct a material Year 2000 problem could result in
     -----
an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the implementation of new business systems and completion of the Y2K Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     The Company does not yet have a contingency plan to address the Y2000 problem, but it is expected to create one by June, 1999 if it appears that the Company or its key suppliers and customers will not be Year 2000 compliant and that such non-compliance is expected to have a material adverse impact on the Company's operations.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       None
                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

          Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5. OTHER INFORMATION

     On September 29, 1998, the Company sold 2,000,000 shares of Common Stock for $1.50 per share ($3,000,000 in gross proceeds). The price per share was determined as the greater of (a) the average closing price of the Common Stock for the five days preceding the closing date and (b) $1.50. In connection with the transaction, the Company has agreed to file a registration statement within 90 days of the closing date covering the shares issued and has agreed to bear all expenses in connection therewith.

     Of the total shares issued, 1,000,000 shares were purchased by Sierra Ventures, a venture capital firm. Jeffrey M. Drazan, a General Partner of Sierra Ventures, is a member of the Company's Board of Directors.

     Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of shareholders must be received at the Company's principal executive offices not later than October 30, 1998 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting. Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a shareholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to March 15, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement. The Company currently believes that the 1999 annual meeting of stockholders will be held during the fourth week of May 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

            10.57+ Sale and License Agreement between the Company and AMP Incorporated, dated July 27, 1998, and an Amendment dated October 9, 1998

            10.58 Common Stock Purchase Agreement between the Company and Pequot Private Equity Fund, L.P. and Pequot Offshore Private Equity Fund, Inc. and Sierra Ventures V, L.P., dated September 29, 1998.


     27.1  Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     None.

-----------
+ Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VERTEL CORPORATION
                                 (Registrant)



Date:  November 4, 1998          /S/  Gordon Almquist
                                 ----------------------------------------
                                 Gordon Almquist
                                 Vice President of Finance and Administration
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)