Form 10-K
period 1998-12-31
VERTEL CORP
filed 1999-03-31
CIK 880458

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                               ----------------

                                   FORM 10-K
(Mark one)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from    to

                        Commission File Number 0-19640

                               ----------------

                              VERTEL CORPORATION
            (Exact name of Registrant as specified in its charter)


           California                                      95-3948704
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)



     21300 Victory Boulevard, Suite 1200, Woodland Hills, California 91367
              (Address of principal executive offices) (zip code)

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [_]

  As of March 1, 1999 there were 25,002,362 shares of the Registrant's Common Stock outstanding, and the aggregate market value of the stock held on that date by non-affiliates was approximately $35,945,000 based on the closing price of $1.75 per share. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Shareholders to be held on May 13, 1999 (the "Annual Meeting").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            INTRODUCTORY STATEMENT

  Except for the historical information presented, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties, including the risks of the timely deployment and success of new and enhanced telecommunications management network (TMN) products, the loss of key customer relationships, the impact of competitive products and the dependence on key partners and alliances, the length of the Company's sales cycle, the size and timing of license fees closed during the fiscal year, the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter which makes forecasting difficult and subject to a substantial risk of variance with actual results, the acceptance of new technologies like TMN, the impact of competitive products and pricing and the other risks detailed from time to time in the Company's public disclosure filings with the U.S. Securities and Exchange Commission
(SEC). Copies of such filings are available upon request from Vertel's Investor Relations Department.

                                    PART I

ITEM 1. BUSINESS

General

  Vertel Corporation, founded as Retix in 1985, is a provider of telecommunications network management software and solutions. We offer multiple software technologies supporting end-to-end network and service management with high quality grade of service for network operations support systems. Vertel's solutions are deployed worldwide by service providers, network operators, telecommunications equipment manufacturers, independent software vendors and systems integrators. Vertel also delivers turn-key management applications that fit individual customer requirements through its Professional Services organization.

  In December 1997, we discontinued further investment in our broadband access equipment subsidiary, Sonoma Systems, Inc. As a result of the successful completion of financing by outside private investors in early 1998, voting ownership in this subsidiary was reduced to 19.9%. In December 1998, we sold Vertel's holdings of Series B and Series C preferred stock in Sonoma Systems to a party related to Newbridge Networks Corporation. We retain an investment in Sonoma Systems primarily consisting of $1.0 million of Series A Preferred Stock that is non-convertible and non-voting.

  In March 1998, our shareholders approved a change in our name from Retix to Vertel Corporation, the name of the only operating subsidiary of Retix at that time. At the same time, the subsidiary's name was changed to Vertel Corporation I. Except where specifically noted, Vertel includes the parent and all subsidiary companies. We also changed our Nasdaq Stock Market ticker symbol to VRTL from RETX.

  Vertel develops, markets and supports vertically integrated, object oriented TMN based software solutions for the management of public telecommunications networks. Vertel's solutions, are based upon the International Telecommunications Union's TMN standard and support seamless network operation and management over diverse transmission media and protocols. We believe that we offer the only commercially available, fully interoperable suite of products and tools that span the network element, element management, network management and service management layers of the TMN model. Vertel offers embedded software for network equipment and software solutions to allow telecommunications service providers to integrate proprietary or SNMP-based network management systems with a TMN standards-based solution. In addition, Vertel offers object oriented software platforms that facilitate the rapid development of network and service management applications and features such as fault detection and automatic response, remote improvement of network configuration, automation of accounting and billing functions and optimization of network traffic and security. Vertel has plans to expand into other network management software and solutions that provide additional features and capabilities for public and Internet protocol (IP) networks. An example is our recently announced acquisition of Expersoft Corporation, a provider of Common Object Request Broker Architecture (CORBA) technology.

  We also provide professional services that enable service providers to deploy and maintain a complete network management solution complementing our software products and development platforms. Our professional services include system analysis and design, source code portation and interface, custom application development, conformance and certification testing and technical support services.

  Our TMN solutions reduce the complexity of management system interoperability and provide systems that are more efficient and simpler to build and deploy. In addition, our solutions utilize object-oriented interfaces, with object definitions that serve as reusable building blocks. The object interfaces mask the complexity of underlying implementations while providing all the functionality of the services and protocols of that implementation.

  Vertel believes that its TMN solutions allow telecommunications service providers and their customers to reduce network operations costs, manage diverse networks and network equipment with a single integrated management system, derive incremental revenue by bringing new functionality and services to market more rapidly, implement a complete network management solution and preserve existing investments by integrating existing propriety systems including TL-1 and SNMP.

  Vertel's products enhance communications among service providers and customers by enabling telecommunications service providers and enterprise network operators to develop and deploy systems that manage new and existing services across multiple service providers networks.

  We have committed ourselves to customer service including: worldwide, 24 hours per day, 7 days per week technical support, on and off-site training customized software design and engineering professional services.

  We believe that the broad adoption and deployment of TMN and other standards-based technologies will be key to our success and that this adoption will depend, in part, upon the ability of service providers to implement management solutions quickly and cost-effectively. Therefore we target telecommunications service providers and network equipment manufacturers for adoption of our standards-based solutions, and at the same time have committed and will continue to commit substantial resources to the promotion of these standards for telecommunications network management. Our customers include U.S. Regional Bell Operating Companies, as well as many other service providers, network operators worldwide and network element (NE) vendors worldwide.

  During 1997, Vertel began development and marketing of certain products jointly with Hewlett Packard's Communications Telecom division (HP). In 1998, the Company continued to develop, market and sell these products with HP through both companies' sales and distribution channels. In addition, we plan to continue to license code to service providers, network equipment manufacturers and independent software developers. We believe that our distribution strategy will help to establish our TMN solutions as the premier standards-based products and will accelerate the general adoption of TMN.

  We are a California corporation incorporated in 1985. The Company's principal offices are located at 21300 Victory Boulevard, Suite 1200, Woodland Hills, California 91367 and our telephone number at that location is (818) 227-1400.

Industry Background

  The worldwide telecommunications industry continues to undergo significant transformation. Global deregulation and international privatization have resulted in intense intra-industry, cross-industry and geographic competition in providing telecommunications services. Long distance and local telecommunications service providers compete in each other's markets. Wireless service providers, cable television operators and utilities are leveraging existing infrastructure to provide voice, video and data transmission and switching networks. In addition, independent service providers are leasing transmission facilities from long distance carriers; local telephone companies and emerging network providers to provide competing voice, video and data services. At the same time, the complexity and size of public networks have increased. The emergence of the Internet, intranets, graphical user interfaces and telecommuting, as well as numerous new telecommunications services such as high-speed data services, video teleconferencing and video-on-demand have increased demand for bandwidth, reliability, data integrity and security. In this dynamic environment, service providers are being forced to operate with external public and private networks and need to differentiate themselves on the basis of price, responsiveness, services offered, reliability and security.

  To meet increased demands and remain competitive in this dynamic environment, traditional telecommunications service providers must upgrade existing voice-based public networks. In addition, these providers, along with new competitors, must deploy new networks that provide increased functionality, reliability and secure services. Upgrading and deploying new telecommunications networks and services requires the integration of diverse transmission media and protocols, network equipment, network operations platforms and network management systems. Moreover, the competitive environment requires more effective network management, such as detection of and automatic response to fault indications, remote configuration of networks and equipment, automation of accounting and billing functions, optimization of network performance and improvement of security. Network management systems must operate seamlessly among service providers and interface with customer network management systems.

  Until recently, most telecommunications service providers managed their voice networks exclusively with mainframe-based, proprietary systems written in early generation programming languages. While these systems are tightly integrated and can provide operating efficiencies within a single network, they are expensive to develop, operate and maintain, and often require a large, specialized and expensive technical organization. In addition, because these legacy systems are not based on a common standard, management among telecommunications service providers and the provisioning of end-to-end services are more difficult, and the equipment choices of service providers are limited to vendors who conform to the provider's standard. Furthermore, because these systems are proprietary and are based on earlier-generation programming languages, they generally do not easily scale, usually require substantial development effort for new functionality and services, and are often incompatible with the additional software and hardware service providers require to upgrade networks.

  Service providers have augmented their proprietary systems by incorporating the Simple Network Management Protocol (SNMP) to manage their data networks. SNMP has been widely accepted as a standard in private enterprise data networks. SNMP-based systems interoperate, permit the addition of incremental functionality, hardware and software without substantial additional development effort and are generally adequate to manage equipment in enterprise data networks. A major drawback of SNMP-based systems, however, is in bandwidth-constrained public networks, where their architecture requires continuous communication among equipment and management platforms; this communication can consume substantial bandwidth and limit network scalability. In addition, SNMP provides for limited data integrity, does not identify a security protocol and does not effectively manage the flow of data on networks. While SNMP has permitted service providers to begin their transition away from proprietary systems, it has also identified the need for a new family of systems that are highly scalable, cost-effective and offer high bandwidth.

  In response to the shortcomings of available network management solutions, the International Telecommunications Union (ITU), an organization of telecommunications companies and governments, identified the need for a standard that, permitted interoperability among network management solutions. The ITU recognized the need for this standard to provide a framework within which network management systems could more cost-effectively be designed, developed and deployed and at the same time provide functionality beyond that enabled by proprietary and SNMP-based systems. The standard established by the ITU is known as the telecommunication management network or TMN standard. The specifications comprising the TMN standard divide the telecommunications management infrastructure into a framework of five logical layers: network element (NEL) (equipment), element management (EML), network management (NML), service management (SML) and business management (BML). The TMN standard includes a set of interface specifications for communicating within and among layers to enable interoperability among service providers (and their customers), network operating systems, network management systems and network equipment.

  TMN has been established as an international standard for public telecommunications network management. If implemented correctly, TMN has the potential to offer significant advantages over proprietary and SNMP-based systems, including a reduction in network operations costs, the ability to derive incremental revenue from new services and enhanced communications with other service providers and with customers.

Strategy and Products

  Vertel provides a broad suite of next-generation, telecommunication management applications software and services that are facilitating the growth of communications. These products provide TMN capabilities through configurable components and platforms. Vertel products incorporate easy-to-use, high performance development environments, platforms, tools, applications and components that provide solutions at the NEL, EML, NML and SML of the TMN model. Products include TMN-conformant management application development environments, distributed platforms, Real-Time Embedded Operating Systems
(RTOS) based embedded TMN software, and Fault Configuration Accounting Performance Security (FCAPS) TMN applications.

  Vertel considers its engineering services, provided through its technical support and professional services units, to be key to its success with its customers. Our technical support department provides pre-and post-sales support, training and maintenance services, while our professional services unit provides customized software design and engineering, including designing, developing, deploying and maintaining turn-key telecommunications management solutions.

  Vertel's TMN solutions allow telecommunications service providers and their customers to:

  Reduce costs. Vertel's TMN solutions enable telecommunications services providers to reduce costs by efficiently managing diverse networks and network equipment with a single, integrated management system. Unlike many proprietary systems, our TMN solutions adhere to an object-oriented architecture and do not require large, expensive technical organizations for additional development and maintenance. Because our products and solutions use standard interfaces, they allow multiple systems to work with each other across applications, networks, vendors and systems. This interoperability allows service providers to purchase the most cost-effective equipment from a broad range of vendors. In addition, by utilizing the Company's professional services customers can reduce the cost of in-house development.

  Derive incremental revenue. The TMN solutions also enable telecommunications services providers to bring new functionality and services to market more rapidly by providing an integrated, standards-based suite of tools that facilitate the rapid development and deployment of new applications across heterogeneous networks. For example, our agent, manager and adapter products have been used by telecommunications switch equipment manufacturers, operation support system vendors and telecommunications service providers to provide data collection information to support billing, trouble ticketing and inter-service provider exchange of management information (electronic bonding).

  Implement complete solutions. Successful implementation requires seamless vertical integration of all the layers of the TMN standard. We believe that we provide the only commercially available complete family of products and services for implementing a fully integrated TMN network management system. Network management systems based on our full suite of products and services operate seamlessly with other TMN systems as well as with proprietary legacy systems and can be adapted to SNMP systems and now CORBA.

  Preserve existing investments. Our solutions enable telecommunications services providers to continue to use and integrate their existing TL1, ASCII message-based and SNMP-based network components in a total TMN solution. Our technology and solutions manage TL1, SNMP and other legacy equipment and systems within Vertel's solution framework.

  Enhance communications across service providers and with customers. Our products enable the deployment of systems that allow telecommunications service providers and network operators to manage new and existing services and equipment across multiple service provider domains. The products also enable enterprise network operators to deploy systems that manage services of multiple service providers.

Strategy

  Our goal is to position Vertel as a leading provider of complete, vertically integrated TMN solutions to telecommunications service providers, equipment manufacturers, platform vendors and independent software developers. Additionally, we plan to provide next generation communication services and software solutions that support multiple management technologies. These solutions are targeted to provide public and IP network operation support systems, the key components required for end-to-end network and service management with carrier-grade quality of service. Key elements of our strategy include:

  Extend Vertical Solutions. Our strategy is to provide complete suites of software and services that enable businesses to implement telecommunications management solutions efficiently. We intend to provide management applications that leverage our experience in TMN implementation across layers and use the unique features of the TMN architecture. We currently plan to develop applications for electronic bonding, integrated alarm management and ATM element management.

  Leverage Technological Leadership. We believe that our technological leadership, as evidenced by the breadth and functionality of our products and services are, in part, the result of 12 years of experience deploying products that implement the protocols and services that adhere to ITU specifications. We plan to continue to invest significant resources in research and development, to extend our technological leadership in TMN technologies, maintain a time-to-market advantage and develop management solutions that leverage our TMN implementation expertise.

  Target Service Providers. We believe that increased penetration of telecommunications service providers is necessary to hasten the broad deployment of TMN. To this end, we provide management platforms, solutions for operation support systems, customization and implementation services, software that is easy to use and install and high quality training, consulting and support. In addition, we offer Q-Adapter products that enable customers to maintain their investment in legacy systems, bringing TL1, proprietary and enterprise network components into the realm of TMN. Our customers include U.S. Regional Bell Operating Companies, as well as many other service providers, network operators worldwide and network element vendors worldwide.

  Leverage Existing Relationships with Equipment Manufacturers. Historically, we have derived a significant portion of our TMN revenue from the sale of software to be embedded by telecommunications equipment manufacturers. We believe that the availability of our products in telecommunications equipment will facilitate the adoption of our TMN solutions in the marketplace by service providers.

  Establish Leadership in New Markets. One of the first areas to adopt the TMN standard was the fiber optic transmission market, where new networks were being deployed without the requirement to interoperate with legacy systems. As data has become a greater portion of the traffic on telecommunications networks and SNMP is proving inadequate for the performance and traffic demands of public networks, we have also begun to target leading data communications companies.

  Expand Global Sales and Distribution Capability. We currently sell our products primarily through a direct sales force in the United States and internationally. We intend to expand our sales and distribution infrastructure in the United States and internationally to increase sales coverage and position ourselves to capture market share. We plan to leverage our direct sales efforts by pursuing sales prospects generated by partners and by selling through select systems integrators and other indirect sales channels. In addition, we plan to continue to license binary and source code to service providers, network equipment manufacturers and independent software developers. Our customers have the right to distribute products, services and applications, developed using our binary and source code, in exchange for royalty payments. We believe that our distribution strategy will help to establish our TMN solutions as the premier TMN products; and accelerate the general adoption of TMN.

  Promote the Deployment of TMN. We believe that the broad adoption and deployment of TMN will be our key to our success. Correspondingly, we commit substantial resources to the promotion of the TMN standard for telecommunications network management. We are working with leading industry experts, forums and working groups to define, refine and develop specifications for TMN solutions. In addition, we sponsor the Global TMN Summit and are a participant in trade shows, seminars and industry conferences.

  Develop Strategic Relationships. We believe that we can expand our visibility, improve our product offerings and broaden our potential market through the development of relationships with other companies within the telecommunications network market. To date we have established relationships with companies such as Hewlett Packard and Microsoft resulting in the introduction of a number of new products and the increased visibility of TMN within the telecommunications marketplace.

  Expand PSU Customer Base. We believe that there is a large market for customized network management solutions. Our professional services unit provides customized software design and engineering, including designing, developing, deploying and maintaining turn-key telecommunications management solutions. By utilizing or enhancing existing Vertel products, our professional services unit is capable of customizing and delivering carrier-grade quality solutions that enable businesses to efficiently implement network management solutions quickly and cost-effectively.

Products

  For the past three years, Vertel has focused primarily on developing, marketing, selling and supporting TMN software products and services.

  We generally license our binary and source code to customers who may either sublicense the code in binary form or integrated into additional products. Revenue is derived from license fees received upon the shipment of the source code and royalties relating to the distribution of the binary or embedded versions of the software.

  Our three product families, TMNTelecore(TM), TMNAccess(TM), and TMNWorks(TM), provide full TMN capabilities through configurable components and platforms. The products incorporate easy-to-use, high performance development environments, platforms, tools, applications and components into open, standards-based solutions. We supply fully implemented information models for OSI, ATM, SONET/SDH and other telecommunications transport technologies. The platforms incorporate object-oriented, fully integrated building blocks and development environments. Our TMN Platforms and tools use the TMF TMN/C++ API as the upper interface to the products. The TMN/C++ API masks the complexities of the underlying agent or manager functionality behind easy-to-use C++ object classes. Our communications stacks employ the seven layer Open Systems Interconnect model and TCP/IP. Routing software packages and other specialized stacks are also available. We produced the industry's first fully functional, portable and/or ported, OSI protocols for all seven OSI stack layers.

TMNTelecore Products

  Our TMNTelecore product family provides comprehensive, telecom software development environments and integrated deployment platforms for service providers, network operators and system integrators. TMNTelecore facilitates the quick deployment of TMN-conformant agents, managers, Q-adapters, and the creation of analytical applications for network generated events.

  Based on the Vertel/HP jointly developed product suite, TMNTelecore automates the tasks associated with the deployment of EMS, NMS, and OSS interconnection applications. TMNTelecore is available for both UNIX and NT environments.

  The TMNTelecore product suite benefits telecommunication application providers by offering shortened development cycles, improved application quality and the reduction of ongoing support costs through the use of new and integrated technologies. It provides a comprehensive platform that enables the creation of integrated telecom management solutions. The environments offered include:

  Agent Development Environment (ADE) enables developers to build customizable, dynamically configurable TMN conformant agents. Vertel's TMNTelecore ADE automates most of the tasks associated with building an agent application, leading each stage of application development--design, prototyping, development, testing, and deployment. The resulting, fully functional TMN Agent provides value added, agent role process for network elements, Q-Adaptors, and mediation devices at all of the lower four layers of the TMN model.

  Manager Development Environment (MDE) enables developers to easily build customizable, dynamically configurable, scalable, TMN conformant, manager applications. TMNTelecore MDE automates most of the tasks associated with building a manager application. The structure of the TMNTelecore MDE and its integrated components leads the project team through each stage of manager application development--design, prototyping, development, testing, and deployment.

  TMNTelecore Simulator uses TCL scripts to emulate the behavior of a fully implemented, Q3-conformant management entity. It is easy to use and can act in the role of agent, manager, or both. A customer can use the TMNTelecore Simulator with a "live" agent or manager, a prototype agent or manager, or with a script-driven responder. The TMNTelecore Simulator allows the customer to test during any stage of development, greatly reducing the time to market.

  TMNTelecore Designer provides all the software needed to quickly design and build a prototype application. TMNTelecore Designer provides off-the-shelf functionality and tools that simplify the process of designing object models to integrate heterogeneous networks elements. It is part of an integrated TMN family of products that streamlines the creation and deployment of complex management solutions. Object models that are designed and tested with the TMNTelecore Designer product may be used with other Vertel components throughout the applications product lifecycle.

  TMNTelecore Proxy provides automated TL1-to-TMN Q-adaption to simplify and enhance the manageability of TL1 network elements, while accelerating the development of TMN management solutions for TL1 NEs. TMNTelecore Proxy provides integrated components that simultaneously monitor and control hundreds of TL1-based NEs, preserving investments in existing NE infrastructures and providing TMN based management of NEs based on technologies such as SONET/SDH.

TMNAccess Products

  Our TMNAccess products provide telephony and data communication equipment vendors standards-based interoperability features in network elements. TMNAccess consists of products and protocol options targeted for specific industry technologies and markets, and acts as the bridge for mission critical data transportation from the network to the operation support systems. TMNAccess is comprised of a range of products and solutions:

  TMNAccess ETS (Embedded Telecommunications Solutions) provides the most complete and mature set of products for equipment vendors developing domestic and international digital loop carrier devices (DLC), SONET/SDH transport equipment, ATM switches, DWDM devices, SM, CDMA, TDMA, CDPD base stations and newer optical switching devices.

  TMNAccess FTAM (File, Transfer, Access and Management) is a file transfer protocol, used to download call detail records (CDR) that contain the critical billing information that is passed to the billing systems.

  TMNAccess DMH (Data Message Handler) is a set of development tools and applications for real-time billing record exchange between cellular service providers. It is based on TIA's IS-124 standard and enables the equipment vendor and application developer to direct and process billing information. These products allow equipment and systems in a wireless network to format and communicate call detail information used in billing. IS-124 components include the stacks, interfaces and platform tools to lead project teams through IS-124/DMH function development, testing and deployment.

TMNWorks Products

  TMNWorks consists of operation support systems applications for telecom service providers, system integrators, network operators and equipment manufacturers. A range of fault, configuration, accounting, performance, security and connection management solutions are available to address multiple network infrastructures. TMNWorks also includes a flexible mediation platform to facilitate the adaption, translation and transport of data between dissimilar or incompatible operational support systems.

Vertel Wireless Products

  During 1998, we sold our CDPD and pACT wireless products, technologies and contracts to AMP Incorporated. This enabled us to strengthen core product offerings and expand our solutions portfolio for the access, operations support system and backbone vertical markets. The remaining wireless products are now part of our TMNAccess DMH product line.

Vertel ATN Router Software Products

  In June 1998, Vertel granted a semi-exclusive license for its Aeronautical Telecommunications Network (ATN) Router Software product line to Airtel ATN plc, an independent supplier of communications software products and services for the aeronautical industry. ATN router products are specifically designed for routing end systems and intermediate systems in air-to-ground and ground communication. The products provide complete ATN-compliant design, implementation, test and deployment capabilities based on ATN standards. We retain intellectual property rights in these products.

Competition

  We compete on the basis of product characteristics, including quality, performance, ease of use, functionality, interoperability, reliability, scalability and extensibility and speed of implementation; price;
implementation and development services; technical support; training and maintenance.

  Competition in this market is intense and is characterized by rapidly changing technologies, evolving industry standards, in-house or proprietary solutions, frequent new product introductions and rapid changes in customer requirements. Moreover, it is expected that this market will continue to experience several new entrants in the foreseeable future. To maintain and improve our competitive position, we believe that we must continue to develop and introduce or acquire, in a timely and cost-effective manner, new services, products and product features that keep pace with competitors' offerings, technological developments and changing industry standards.

  Our current and prospective competitors offer a variety of solutions to address the telecommunications network management systems and management applications market. These competitors generally fall within four categories:

  Customers' internal design and development organizations that produce telecommunications network management systems and management applications for their particular needs (e.g., Bellcore-based systems),

  Current TMN software providers including DSET and to a more limited extent
   ONE, NetMansys, ISR Global, Cabletron, Euristix, Object Stream and Bull

  Hardware and software vendors including IBM, Sun Microsystems and DEC

  Providers of specific market applications including TCSI and OSI

  Many of our current and potential customers continuously evaluate whether to design, develop and support their own telecommunications network management systems and applications or purchase them from outside vendors. These customers have traditionally designed and developed their own software solutions internally for their particular needs and may therefore be reluctant to purchase products offered by independent vendors such as Vertel. We estimate that a significant percentage of telecommunications network management solutions are still developed in-house. In addition, despite its limitations for deployment in public or very large enterprise networks, SNMP continues to serve as the de facto standard for managing enterprise data networks. As a result, we believe that we must continuously educate existing and prospective customers as to the advantages of TMN and related open management technology versus internal, proprietary telecommunication network management systems and management applications.

  The global acceptance of TMN could lead to increased competition as third parties develop telecommunications network management systems and management applications competitive with those offered by Vertel. Any of these competitors may be able to respond more quickly with different technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products than Vertel. There can be no assurance that our current or potential competitors will not develop products comparable or superior to those developed by Vertel or adapt more quickly than Vertel to new technologies, evolving industry standards, new product introduction or changing customer requirements. See "Risk Factors--Our Markets are Very Competitive and Many of Our Competitors are Larger than We Are."

Proprietary Technology

  We primarily rely on a combination of copyright, trade secret and trademark laws and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. In addition, as part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, distributors and corporate partners and limit access to and distribution of our software, documentation and other proprietary information. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology, particularly in light of the fact that we license portions of our source code to certain customers and distributors, there can be no assurance that the foregoing measures are adequate to protect our proprietary technology. In addition, our products are licensed in other countries and the laws of such countries may treat the protection of proprietary rights differently from, and may not protect our proprietary rights to the same extent as the law in the United States. See "Risk Factors--Our Current Efforts to Protect Our Intellectual Property May Be Insufficient."

Sales, Marketing and Customers

  We market and sell our products and services through an internal sales and marketing organization that consisted of 29 people as of December 31, 1998. Our marketing efforts are focused on increasing awareness of Vertel, TMN and related technology solutions, and TMN in general, among telecommunications service providers, network equipment manufacturers, independent software vendors, systems integrators and platform vendors, and on positioning Vertel as the leading provider of TMN software solutions. Our marketing programs have three primary goals: market education and awareness, sales effectiveness and product management. Our education and awareness activities include seminars, speaking engagements, sponsorship of conferences, including the Global TMN Summit, articles in industry publications, participation in industry forums and working groups, and inclusion in market studies by leading industry analysts. In addition, to disseminate our marketing message and improve sales effectiveness, we use direct mail, advertising, presentations, demos, press releases, press/analyst tours, marketing literature, public relations, trade shows and a world-wide web site. Our product management staff work with customers and industry experts to ensure that our products will satisfy market requirements.

  The sales cycle for our products is lengthy and often requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. As a result, the Company sells its products primarily through a direct sales organization of highly technical sales people. See "Risk Factors--Lengthy Sales Cycles Make Predictions of Revenues Difficult." Of the 29 people engaged in sales and marketing, our direct sales organization consisted of 19 people as of December 31, 1998.

  In addition, we sell software through distributors and agents in certain other countries, and enable our customers through source code licenses to distribute our products in exchange for royalty payments.

  We typically transact business in U.S. currency worldwide. International sales totaled approximately 43%, 40% and 53% of net revenues for each of the fiscal years 1998, 1997 and 1996. See "Risk Factors--Our International Sales are Subject to Factors Outside of Our Control," and "Our International Sales are Subject to Currency Fluctuations."

  Historically, we have not had significant license backlog because we fill substantially all orders within 30 days after receipt of a firm purchase order.

Customer Service and Support

 Professional Services

  We believe that the adoption of TMN will depend, in part, upon the ability of service providers, network operators, network hardware and software vendors, and systems integrators to implement TMN solutions quickly and cost-effectively. Our professional services organization works with systems integrators, application developers and in-house customer engineers to enable customers to deploy a complete TMN solution. Professional services include system analysis and design, source code portation, conformance testing and certification and custom application development. Many of our software customers contract for professional services. We generally provide professional services based on a detailed statement of work.

  We have devoted substantial resources to the provision of professional services in order to facilitate the implementation of our TMN products by service providers and to differentiate ourselves from competitors. As of December 31, 1998, our professional services organization consisted of 15 people, including consultants and employees.

 Technical Support

  In order to assist customers in fully designing and operating integrated TMN solutions, we believe that it is important to offer a broad range of technical support services for our customers. Technical support consists of the following services:

  Training. We provide training to our customers on a per-product basis. Training services range from detailed technical tutorials on technology products to product configuration, management and administration training on end user products.

  Product Support and Maintenance. We can provide global coverage 24 hours per day, seven days per week with direct access to technicians and product support engineers on demand. In response to a high demand for expert-level, on-site product support, we offer an on-demand service staffed by highly competent product experts. Personnel primarily located in the Company's California and Berlin facilities provide product support. Customers subscribing for product support also receive software updates and maintenance releases. We typically issue software updates every six to twelve months.

  On-site consulting. Our engineers travel to customer sites for an initially specified period and provide expert level consultation including additional system design, training, customization and development support.

  As of December 31, 1998, our technical support organization consisted of 9 people.

  We typically warrant software for 90 days. To date, we have not encountered any significant product maintenance problems. See "Risk Factors--We Need to Develop New Products to be Successful," and "Our Software is Complex and Therefore is Prone to Bugs."

Research and Product Development

  We have made substantial investments in the development of our products. We believe that our future success depends in a large part on our ability to enhance existing products, develop new products, maintain technological competitiveness and meet a wide range of customer needs. Accordingly, we intend to continue to make substantial investments in research and development for the foreseeable future. Overall product development efforts include:

  TMN Managers and Agents. Vertel deployed the industry's first TMN agent toolkit in the early 1990's and the industry's first TMN agent and manager products based upon the TMF TMN/C++ API (NMF API) -- an emerging standard for a three-tiered, object-oriented interface. The TMN Agent Development Environment (ADE) and TMN Manager Development Environment (MDE) are two industry-leading products in the market today.

  Vertel/HP Communications Telecom TMN Product Suite. We intend to continue to build upon the combined strengths of HP Communications Telecom platforms and the Company's TMN development products. With our Vertel/HP Communications Telecom product suite, products include TMNDesigner, TMNAgent and TMNManager Developer, runtime products and TMN Proxy.

  Vertical Integration and Optimization. We believe that we are unique in providing a single-vendor, object-oriented, integrated implementation of OSI stacks, TMN agent and manager products, Q-adaption and MIB translation. Our product software modules can be tightly integrated and optimized for performance and efficient memory usage.

  Portability. Our products can be ported in network elements, on UNIX and NT platforms, in popular run-time operating systems, in a wide range of client-server, fault-tolerant architectures and environments. These products provide: encapsulations of the underlying communication network portation details, flexible OSI and transport stack interfaces and communication networks. Portability allows us to implement changes and enhancements to the core technology once and to host those changes to many environments simultaneously. Currently, we support five RTOSs, Solaris, HP-UX and Windows NT.

  Standards Conformance. Our implementations have successfully undergone many conformance tests in a variety of contexts and environments. Conformance testing guarantees that the standards have been implemented properly and enables interoperability to occur.

  Our research and development organization is located principally in Woodland Hills, California. As of December 31, 1998, our research and development group consisted of 54 people.

                                 RISK FACTORS

  Our Success is Dependent on Widespread, Timely Adoption of the TMN
Standard. Our software and services are all based on the TMN standard. If a different protocol becomes the standard in the telecommunications industry, service providers are unlikely to purchase our products. In recent years standards that compete with TMN, such as SNMP and CMIP, have emerged. In addition, telecommunications service providers have historically depended on proprietary systems, which do not rely on any standards. While we invest substantial efforts in encouraging service providers to adopt the TMN standard, we do not have direct control over this process and we cannot provide any assurance that the TMN standard will be adopted. Telecommunications service providers could adopt a competing standard or no standard at all. Similarly, they could adopt the TMN standard, but not do so within the timeframe that we expect them to. If telecommunications service providers adopt a standard other than TMN, adopt the TMN standard but not in a timely way or fail to adopt any standard at all, our business, operating results, financial condition and strategic position would be materially adversely affected.

  We Need to Develop New Products to be Successful. The markets for our products are characterized by rapidly changing technology and frequent new product introductions. Therefore we believe that our future success will depend on our ability to enhance our existing products and to develop and introduce in a timely fashion new products that achieve market acceptance. We have, from time to time, experienced delays in developing new products and enhancements, and while these have not had a material adverse effect on our business, if in the future, we are unable to develop and introduce new products or product enhancements in a timely manner, this could have a material adverse effect on our business, financial condition and results of operations. In addition, if the products we develop are not widely accepted by customers, we are not able to identify, develop, manufacture, market or support new products successfully or we are unable to respond effectively to technological changes, revisions in industry standards or product announcements by competitors, our business, operating results and financial condition would be adversely affected.

  We Expect Our Revenue to be Primarily from New Products. We expect that new products and related services will account for a substantial portion of our revenues in the foreseeable future. Since we expect to rely less on existing products for revenue, factors adversely affecting the pricing of or demand for our newer TMN-related software and services, such as competition for new products or lack of customer acceptance, could have a disproportionately adverse effect on our business, operating results and financial condition.

  Potential Future Products May Limit Current Product Sales. From time to time we announce new products, capabilities or technologies that have the potential to replace our existing product offerings. These announcements can cause customers to defer purchasing or licensing our existing products, which would adversely affect our business, operating results and financial condition.

  Changes in Governmental Regulations Could Make our Products Less Marketable. The telecommunications industry is subject to regulation in the United States and other countries, and therefore our products and the businesses of our current and potential customers are required to receive regulatory approvals from multiple organizations using different standards. The enactment or amendment by federal, state or foreign governments of new laws or regulations or changes in the interpretation of existing regulations could adversely affect our products and the businesses of our current and potential customers, and therefore affect our business, operating results and financial conditions.

  Our Products are Targeted at Undeveloped Markets; Our Success Depends on their Maturation. As part of our corporate strategy, we have targeted product markets which are in the early stage of their development, including the TMN market. If these markets do not mature as we expect them to, we will not have the growth opportunities we currently hope for. We believe that the TMN applications market will take years to develop and that development of this market will require: (1) a sufficient number of high quality, commercially successful communications applications based on the TMN Standard, and (2) the availability of software infrastructure products that allow telecommunications equipment manufacturers and service providers to implement TMN in their products. There can be no assurance that these conditions will be met in a timely way, if at all. We cannot predict the size of the market or the rate at which the market will grow and if the markets fail to grow, grow more slowly than anticipated, or become saturated with competitors, our business, financial condition and results of operations would be materially adversely affected.

  Our Quarterly Results are Based on a Small Number of Large Orders that are Subject to Many Factors Outside of Our Control. A substantial portion of our software revenues have been, and will continue to be, derived from a small number of large orders placed by large organizations after extended evaluation. The timing of orders and their fulfillment has caused and will continue to cause material fluctuations in our operating results, particularly on a quarterly basis. In addition, our quarterly operating results have in the past and will in the future vary significantly depending upon factors such as:

  .capital spending patterns of our customers;

  .changes in pricing policies by ourselves and our competitors;

  .increased competition;

  .the cancellation of service or maintenance agreements;

  .changes in operating expenses, personnel changes, demand for our products;

  . the number, timing and significance of new product and product enhancement announcements by either ourselves or our competitors;

  . our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

  .the mix between U.S. and international sales;

  .seasonality; and

  .the mix of direct and indirect sales and general economic factors.

  Based upon all of these factors, we believe that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that our revenue will increase or be sustained in future periods or that we will be profitable in any future period. Further, it is likely that in some future quarter our revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock is likely to be materially adversely affected.

  A Portion of Our Revenues Are Seasonal. Our sales in Europe are adversely affected in the third quarter of each year as many customers and end-users reduce their business activities during the summer months. These seasonal factors may have an effect on our quarterly results of operations.

  The Timing of Our Orders May Result in Large Swings in Quarterly Operating Results. We typically realize a significant portion of our software license revenues in the last month of a quarter, and frequently in the last weeks or even days of a quarter. Since our revenues are based in large part on a limited number of large orders, small delays in a limited number of orders can have a dramatic effect on quarterly results.

  Certain Portions of Our Costs are Fixed in the Short Term. We currently intend to increase funding of research and product development, increase sales and market development activities and expand our distribution channels which will increase our expense rates. Because only a small portion of our expenses varies with revenue in the short term, net income may be disproportionately affected by a reduction in revenue, particularly since reductions in revenue may not be apparent until the last days of a quarter. Similarly, to the extent additional expenses are not subsequently followed by increased revenues, our business, operating results and financial condition could be materially and adversely affected. If revenue levels are below expectations, operating results are likely to be materially adversely affected.

  Lengthy Sales Cycles Make Predictions of Revenues Difficult. Our sales cycle is subject to a number of significant delays over which we have little control. Therefore, significant delays in implementation, or delays in purchases by customers, whether or not such delays are within our control, could materially adversely affect our business, operating results and financial condition. Our products are complex and generally involve significant investment decisions after extended evaluations by prospective customers. Accordingly, we must engage in a lengthy sales cycle to provide a significant level of education regarding the use and benefits of our products to potential customers. Our customers often must secure executive level approval to license our products and our license agreements often involve lengthy negotiation. In addition, the implementation of our software products involves a significant commitment by customers over an extended period of time.

  Our Fixed Price Arrangements Could Result in Losses. From time to time we enter into fixed price arrangements for professional services. Fixed price arrangements could in the future result in losses due to delays in the implementation process or other complexities associated with completion of the project underlying these arrangements, such as unknown characteristics of the customer software for which we are providing services.

  Increased Sales and Marketing Expenditures May Not Be Effective. During 1999, we plan to increase our number of direct sales and marketing personnel to support the further development of TMN market opportunities. As we hire new sales and marketing personnel we anticipate that there will be a delay before they become effective. There can be no assurance that we will be successful in attracting or retaining qualified sales and marketing personnel, that this expansion will result in sales of our products, that the costs of this expansion will not exceed the revenues generated, or that our sales and marketing organization will successfully compete against the larger and better funded sales and marketing organizations of our competitors.

  Our Markets are Very Competitive and Many of Our Competitors are Larger than We Are. We experience significant competition in telecommunications network management from TCSI, OSI, IBM, Sun Microsystems, DSET and major telecommunication vendors such as AT&T, all of whom have longer operating histories and have greater financial, technical, sales, marketing and other resources than we do. There can be no assurance that we will be able to identify, develop, manufacture, market or support products successfully or that we will be able to respond effectively to technological changes or product announcements by our competitors. Moreover, our current and potential competitors may respond more quickly than we do to new or emerging technologies or changes in customer requirements. In addition, as the market develops, a number of companies with significantly greater resources than us could attempt to increase their presence in the market by acquiring or forming strategic alliances with our competitors resulting in increased competition. There can be no assurance that we will be able to compete successfully with these competitors.

  Our Software is Complex and Therefore is Prone to Bugs. The development, enhancement and implementation of our products entail risks of product defects or failures. In the past we have discovered software bugs in certain of our products and software solutions. Although to date we have not experienced material adverse effects resulting from any bugs, there can be no assurance that errors will not be found in existing or new products or releases after commencement of commercial licensing, which may result in delay or loss of revenue, loss of market share, failure to achieve market acceptance, or may otherwise adversely impact our business, operating results and financial condition. Moreover, the complexities involved in implementing and customizing our software solutions entail additional risks of performance failures.

  Our Software Operates with Third-Party Software Which May Not be Year 2000 Compliant. New releases of our software have been designed to address processing for the Year 2000 to the extent it has been required. We have completed a review of all of our developed products and believe that all of our products will be Year 2000 compliant by April 1999. However, to the extent that others, such as system integrators, make use of our software in developing solutions for third parties, we may have no knowledge as to the Year 2000 readiness of those third party products. In addition it is possible that third parties could assert claims against us or our customers concerning Year 2000 issues and regardless of their merits or lack thereof, any claims could be material.

  Our Internal Systems May Not Be Year 2000 Compliant. As with other organizations, our internal computer systems and programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the Year 2000 and beyond. We have completed an evaluation of Year 2000 issues associated with our internal computer systems. Most of our computer systems are already Year 2000 compliant. Other internal computer and other systems that have been identified as non-compliant and will be upgraded to be Year 2000 compliant by June 1999, however if we are unsuccessful in completing these upgrades in a timely way, our business could be materially adversely affected.

  Our Suppliers' Systems May Not Be Year 2000 Compliant. We have also completed an evaluation of the possible effects on our operations of the Year 2000 readiness of our key suppliers. We rely on third party manufacturers for the proper functioning of our information systems, software and products. The failure of those manufacturers to address Year 2000 issues could have a material impact on our operations and financial results; however, the potential impact and related costs are not known at this time.

  Our Stock Price Could be Volatile. Announcement of new products by us or our competitors and quarterly variations in financial results could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations from time to time that have affected the market prices of many technology-based companies and that are not necessarily related to the operating performance of these companies.

  Our Stock May be Delisted. The Nasdaq Stock Market has announced a policy of delisting securities that trade below the price of $1.00 per share for more than 10 business days. Our stock price closed once below $1.00 in 1998 and it has approached $1.00 in recent periods. If the price of our common stock falls below $1.00 and our common stock is subsequently delisted our shares would become highly illiquid. In addition, we could spend material financial and management resources in an attempt to avoid delisting.

  Our International Sales are Subject to Factors Outside of Our Control. Sales to customers outside of the United States accounted for a substantial fraction of our net revenues for 1996, 1997 and 1998 and we expect that international sales will continue to be a significant portion of our business. International sales and operations are subject to many factors outside of our control, such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political instability, trade restrictions and tariffs. Furthermore, because we have to maintain sales offices in different countries in order to make these sales, our management must address differences in regulatory environments and cultures. If we are unable to address these differences successfully our business, financial condition and results of operations would be adversely affected.

  Our International Sales are Subject to Currency Fluctuations. Although our international sales are typically denominated in U.S. Dollars, they still may be adversely affected by exchange rate fluctuations if the relative cost of our products becomes higher. Fluctuations in exchange rates could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, but may begin hedging in the future. There can be no assurance that our results of operations will not be materially adversely affected by exchange rate fluctuations.

  We Depend on Third-Parties for Key Elements of Our Technology. We license certain technology included in our products. While we do not believe that any of this technology could not be replaced, it might require substantial time and effort to do so. If we become unable to utilize this technology our operations could be adversely affected.

  Losing a Limited Number of Key Employees Could Adversely Affect Our Business. Our success depends to a significant degree upon the continued contributions of key management, sales, marketing, engineering and research and development personnel, many of whom would be difficult to replace. If certain of these employees were to leave, we would be adversely affected.

  Recruiting the Type of Employees We Require is Difficult. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled software engineers, and managerial, sales and marketing personnel. Competition for these types of personnel is intense and there can be no assurance that we will be successful in attracting and retaining the necessary personnel. To the extent we are not successful in attracting or retaining key personnel, we could also be adversely affected.

  Our Current Efforts to Protect Our Intellectual Property May Be Insufficient. We regard our products as proprietary and rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We also generally enter into confidentiality and invention assignment agreements with our employees and consultants. Additionally, we enter into confidentiality agreements with certain of our customers and potential customers and limit access to, and distribution of, our source code and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technologies without authorization, or to develop similar technologies independently. Furthermore, the laws of certain countries in which we do business, such as China and Korea, do not protect our software and intellectual property rights to the same extent as do the laws of the United States. We do not include in our software any mechanisms to prevent or inhibit unauthorized use, but generally either require the execution of an agreement that restricts copying and use of our products or provides for the same in a break-the-seal license agreement. If unauthorized copying or misuse of our products were to occur to any substantial degree, our business, financial condition and results of operations could be materially adversely affected. We cannot provide any assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

  It is Possible that We Infringe the Intellectual Property of Third
Parties. While we have not received claims alleging infringement of the proprietary rights of third parties which we believe would have a material adverse effect on our business, financial condition or results of operations, nor are we aware of any similar threatened claims, we cannot provide any assurance that third parities will not claim that our current or future products infringe the proprietary rights of others. Any claim, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on reasonable terms, or at all.

  This document contains statements regarding the future including, among other things, our expectations, beliefs, intentions and strategies. All of these statements are based on information available to us as of the date of this risk factors in addition to the risk factors set forth in our filings with the SEC before making a decision to purchase any shares.

Employees

  As of December 31, 1998 we employed 121 persons, of whom 69 were primarily engaged in research and development activities or professional services, 38 in sales, marketing, customer support and related activities and 14 in general management, administration and finance. We have no collective bargaining agreements with our employees. We believe that we maintain competitive compensation, benefit, equity participation and workplace policies that assist in attracting and retaining qualified employees. We believe that our future success will depend, in part, on our ability to attract and retain qualified personnel. We have experienced no work stoppages and believe that our employee relations are good.

ITEM 2. PROPERTIES

  The Company's principal administrative, sales and marketing, research and development and support facilities are located in Woodland Hills, California. The Company's headquarters and primary operations consist of approximately 34,000 square feet under a lease that will expire in January 2002. The Company's field sales and service offices worldwide, exclusive of its headquarters, consist of leased office space totaling approximately 15,000 square feet with leases expiring between 1999 and 2003. Vertel believes that its existing facilities are adequate for presently foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

  Neither the Company nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding. The Company may, from time to time, become a party to various legal proceedings arising in the normal course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON AND RELATED SHAREHOLDER MATTERS

Market Information

  Our Common Stock is traded on the Nasdaq National Market under the symbol VRTL. Prior to April 1998, we were known as Retix and traded under the symbol RETX. The low and high closing sales prices for our stock during each quarterly period in the two fiscal years ended December 31, 1998 are as follows:

                                                  1998 Fiscal Quarters Ended
                                               ---------------------------------
                                               March 28 June 27 Sept 26  Dec 31
                                               -------- ------- -------- -------
     Low bid.................................. $4       $3 7/16 $  29/32  $1 3/8
     High bid................................. $5 3/8   $6 3/16 $3 15/16  $2 1/2

                                                  1997 Fiscal Quarters Ended
                                               ---------------------------------
                                               March 29 June 28 Sept 27  Dec 27
                                               -------- ------- -------- -------
     Low bid.................................. $4        $3 5/8 $4       $4 1/32
     High bid................................. $7 3/16   $5 7/8 $7       $ 7 3/8

  There were approximately 400 shareholders of record on March 1, 1999.

Recent Sales of Unregistered Securities

  On September 29, 1998, the Company sold 2,000,000 shares of common stock for $1.50 per share ($3,000,000 in gross proceeds). The price per share was determined as the greater of (a) the average closing price of the common stock for the five days preceding the closing date and (b) $1.50.

  Of the total shares issued, 1,000,000 shares were purchased by Sierra Ventures V, a venture capital firm. Jeffrey M. Drazan, a General Partner of Sierra Ventures, is a member of the Company's Board of Directors. The remaining shares were purchased by Pequot Private Equity Fund, L.P. and Pequot Offshore Private Equity Fund, Inc.

  No underwriter was used in connection with the sale of such shares, which was made in reliance upon Section 4 (2) of the Securities Act of 1933 as exempt from registration.

Dividend Policy

  We have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected financial information has been derived from Vertel's Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

                     Selected Consolidated Financial Data
                      Five Years Ended December 31, 1998

                                        Years Ended December 31,
                               ----------------------------------------------
                                1998      1997     1996      1995      1994
                               -------  --------  -------  --------  --------
                                 (in thousands, except per share data)
Consolidated Statements of
 Operations:
Net revenues:
  License..................... $12,564  $ 12,590  $11,714  $ 10,222  $ 12,209
  License--related party......     737       --       --        --        --
  Service and other...........   5,066     5,887    4,443     5,324    11,428
                               -------  --------  -------  --------  --------
    Net revenues..............  18,367    18,477   16,157    15,546    23,637
                               -------  --------  -------  --------  --------
Cost of revenues:
  License.....................     816       876    1,059       943       715
  Service and other...........   3,863     3,606    1,917     2,346     7,445
                               -------  --------  -------  --------  --------
    Total cost of revenues....   4,679     4,482    2,976     3,289     8,160
                               -------  --------  -------  --------  --------
Gross profit..................  13,688    13,995   13,181    12,257    15,477
                               -------  --------  -------  --------  --------
Operating expenses:
  Research and development ...   6,639     5,600    5,461     5,156     1,730
  Sales and marketing.........   7,310     7,829    7,625     4,279     5,622
  General and administrative..   3,014     3,719    3,223     2,188     3,493
  Restructuring expense
   (benefit)..................     --      1,513     (197)    2,277       397
                               -------  --------  -------  --------  --------
    Total operating expenses..  16,963    18,661   16,112    13,900    11,242
                               -------  --------  -------  --------  --------
Operating income (loss) from
 continuing operations........  (3,275)   (4,666)  (2,931)   (1,643)    4,235
Other income, net.............  10,998       171      591     1,046       780
                               -------  --------  -------  --------  --------
Income (loss) from continuing
 operations before provision
 for income taxes.............   7,723    (4,495)  (2,340)     (597)    5,015
Provision for income taxes ...     446       --       --        --      2,006
                               -------  --------  -------  --------  --------
Income (loss) from continuing
 operations...................   7,277    (4,495)  (2,340)     (597)    3,009
Loss from discontinued
 operations...................     --     (6,415)  (1,501)  (31,212)  (14,941)
                               -------  --------  -------  --------  --------
Net income (loss).............   7,277   (10,910)  (3,841)  (31,809)  (11,932)
Other comprehensive income
 (loss), net of tax...........     425       (42)    (328)      121       391
                               -------  --------  -------  --------  --------
Net comprehensive income
 (loss)....................... $ 7,702  $(10,952) $(4,169) $(31,688) $(11,541)
                               =======  ========  =======  ========  ========
Basic net income (loss) per
 common share:
Income (loss) from continuing
 operations................... $  0.31  $  (0.21) $ (0.12) $  (0.03) $   0.08
Loss from discontinued
 operations...................     --      (0.31)   (0.07)    (1.75)    (0.76)
                               -------  --------  -------  --------  --------
Net income (loss)............. $  0.31  $  (0.52) $ (0.19) $  (1.78) $  (0.68)
                               =======  ========  =======  ========  ========
Diluted net income (loss) per
 common share:
Income (loss) from continuing
 operations................... $  0.29  $  (0.21) $ (0.12) $  (0.03) $   0.08
Loss from discontinued
 operations...................     --      (0.31)   (0.07)    (1.75)    (0.76)
                               -------  --------  -------  --------  --------
Net income (loss)............. $  0.29  $  (0.52) $ (0.19) $  (1.78) $  (0.68)
                               =======  ========  =======  ========  ========
Consolidated Balance Sheet
 Data:
Working capital .............. $19,345  $  6,401  $15,338  $ 12,145  $ 27,191
Total assets..................  28,317    13,731   23,622    22,584    37,065
Long term obligations, less
 current portion..............     --        --       236        65       478
Shareholders' equity .........  22,172     7,733   17,602    14,360    44,928

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Vertel Corporation (the "Company"), founded as Retix in 1985, was originally concentrated in the internetworking market. In 1996 the operating divisions of the Company were split into three business units, each with its own management structure. These three units focused on internetworking, network management software and wireless applications software. In 1997, the Company merged the wireless applications software subsidiary into its network management software subsidiary. Additionally, in 1997, the Company's internetworking hardware subsidiary, Sonoma Systems, Inc. ("Sonoma"), restructured to focus solely on broadband access equipment for the telecommunications marketplace. In January 1998, the Company discontinued investing in Sonoma and its voting ownership was subsequently reduced to 19.9% as Sonoma raised additional capital from outside investors. In December 1998, the Company sold its holdings of Series B and Series C preferred stock in Sonoma to a party related to Newbridge Networks Corporation, a significant customer of Sonoma. The Company retains an investment in Sonoma primarily consisting of $1.0 million of Series A preferred stock that is non-convertible and non-voting. The results of operations for 1997 have been reclassified to present the operating results of Sonoma as a discontinued operation. The Company is now focused on its network management software for the telecommunications industry. Further references to the Company in Management's Discussion and Analysis of Financial Condition and Results of Operations refer solely to the continuing operations of Vertel unless specifically identified otherwise.

  Vertel Corporation I was organized as a wholly-owned subsidiary of Retix in February 1996. In conjunction with the formation, Retix transferred to the Company the net assets of Retix's TMN product line, including the direct and indirect subsidiaries through which Retix historically conducted such business. The Company released its first TMN software products and services in 1995.

  The Company is a leading provider of telecommunications network management software and solutions. The Company offers multiple technologies supporting end-to-end network and service management with high quality grade of service for network operations support systems. Vertel's solutions are deployed worldwide by service providers, network operators, telecommunications equipment manufacturers, independent software vendors and systems integrators. The Company also delivers turn-key management applications that fit individual customer requirements through its professional services organization. The Company's products are designed to reduce network management costs by automating critical network management functions and to assist telecommunications service providers in deriving incremental revenue by enabling the rapid deployment of advanced services.

  The Company offers embedded software for network equipment that allows telecommunications service providers to integrate proprietary or SNMP-based network management systems with a TMN standards-based solution and object-oriented software platforms that facilitate the rapid development of network and service management applications and features such as fault detection and automatic response, remote improvement of network configuration, automation of accounting and billing functions, optimization of network traffic and security. The Company provides professional services to implement and maintain a complete TMN-based solution efficiently, including system engineering, custom application development and technical support.

  The Company sells its products and services primarily through a direct sales force in the United States and abroad and, in certain territories, utilizes commissioned third-party agents. Additionally, the Company has a joint development agreement with Hewlett Packard's Communications division whereby the two companies jointly develop, market and sell certain products. The Company's customers include telecommunications service providers and their customers, network equipment manufacturers, independent software developers and software platform vendors.

  The Company derives revenue primarily from software source license fees, royalties and services, including professional services, technical support and maintenance. Source license fees consist primarily of licenses of the

Company's TMN software products and development platforms. The Company recognizes product revenue upon delivery if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivables is probable and no significant production, modification or customization of software is required. For contracts with multiple elements (e.g., software products, maintenance services and other services), the Company allocates revenue to each element of the contract based on objective evidence of the element's fair value. This objective evidence of fair value is specific to the Company and consists either of prices derived from sales of elements when they are sold separately or the price established by management for sale of elements in the ordinary course of business. To date, substantially all source license fees have been recognized upon delivery to the customer. Source license agreements generally do not provide for a right of return. Reserves are maintained for returns and potential credit losses, neither of which has had a material effect on the Company's results of operations or financial condition through December 31, 1998.

  Pursuant to source code license agreements, licensees may distribute binary or embedded versions of the Company's software in the licensees' products. Royalties become due upon shipment of products containing the binary or embedded code. Generally, software license royalty revenue is recognized upon notification by the licensee that products incorporating the Company's software have been shipped by the licensee or, for products for which the Company has sufficient historical information, upon estimated amounts which the Company expects the customer to report. Because of the development times required for licensees to design and ship products containing binary or embedded software, the Company generally does not receive royalties from shipments of such products for at least three quarters from the date the Company initially ships source code.

  The Company separately offers professional services, including system design and engineering, custom application development, source code portation, conformance testing and certification and application development. Many of the Company's customers contract for professional services. These services are typically based on a detailed statement of work. Professional services revenue varies according to the size, timing and complexity of the project and are typically billed based upon the attainment of certain milestones or a per day fee. Revenue from professional services generally is recognized using the percentage of completion method, or on a time and materials basis. In certain cases, customers reimburse the Company for non-recurring engineering efforts. Such reimbursements are recognized as revenue and associated costs are reflected as cost of revenues.

  Technical support services consist of product support and maintenance, training and on-site consulting. Product support and maintenance fees have constituted the majority of technical support and service revenue. Product support and maintenance fees typically have ranged from 10-20% of the initial source license fee and are recognized on a straight-line basis over the term of the contract, which is generally six to twelve months. Other revenue from training and on-site consulting are recognized as performed.

  The Company's operating expenses have increased substantially since 1996 as the Company has made investments related to the development and introduction of its TMN products, expanded its sales force and established additional general and administrative functions. The Company anticipates that operating expenses will continue to increase for the foreseeable future as it continues to develop its technology, increase sales and marketing efforts, establish and expand distribution channels and institute additional general and administrative functions.

  The Company's prospects are dependent on market acceptance of the TMN standard and must be evaluated in light of the risks and uncertainties frequently encountered by companies dependent upon such early stage standards and products. In addition, the Company's markets are new and rapidly evolving which heightens these risks and uncertainties. To address these risks, the Company must, among other things, successfully implement its marketing strategy, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors and commercialize its products and services incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. See Item 1: Business; "Risk Factors--Our Success is Dependent on Widespread, Timely Adoption of the TMN Standard."

Results of Operations

  The following table sets forth certain items from the Company's Statement of Operations as a percentage of net revenues:

                                   Years Ended
                                  December 31,
                                ---------------------
                                1998    1997    1996
                                -----   -----   -----
   Net revenues................ 100.0%  100.0%  100.0%
   Cost of revenues............  25.5    24.3    18.4
                                -----   -----   -----
   Gross margin................  74.5    75.7    81.6
   Operating expenses:
     Research and development..  36.1    30.3    33.8
     Sales and marketing.......  39.8    42.4    47.2
     General and
      administrative...........  16.4    20.1    19.9
     Restructuring expense
      (benefit)................   --      8.2    (1.2)
                                -----   -----   -----
       Total operating
        expenses...............  92.3   101.0    99.7
                                -----   -----   -----
   Operating loss from
    continuing operations...... (17.8)% (25.3)% (18.1)%
                                =====   =====   =====

  Net Revenues. Net revenues remained relatively unchanged between 1997 and 1998, decreasing 0.6% to $18,367,000 in 1998 from $18,477,000 in 1997 following a 14.4% increase from $16,157,000 in 1996. The slight decrease in net revenues in 1998 was due primarily to lower revenues from professional service contracts and custom software engineering services, which was partially offset by an increase in license revenues. The increase in net revenues in 1997 was primarily due to growth in demand for the Company's TMN-based products through both new product offerings and new customers. Additionally, revenues were generated from existing customers who began to utilize TMN for new systems as well as to interface with existing legacy systems. Sales generated by the Company consist of network management software license and service and other revenues.

  License revenues consist primarily of licenses and royalties of the Company's TMN-based software solutions and development platforms, and typically have accounted for a substantial portion of total revenue in each quarter. Annual license revenues increased 5.6% to $13,301,000 during 1998 from $12,590,000 in 1997 following a 7.5% increase from $11,714,000 in 1996.
The increase in license revenues in 1998 as compared to 1997 was due primarily to two large license contracts. During the second quarter of 1998 the Company completed a $1,000,000 semi-exclusive licensing contract of the Company's Aeronautical Telecommunications Network (ATN) Router software. During the third quarter of 1998 the Company licensed approximately $800,000 of background technology in connection with the Company's sale of its CDPD and pACT technologies to AMP. Additionally, the Company realized increases in licensing of telecore and access products including joint HP/Vertel telecore products that were introduced in 1998. These increases were partially offset by the one time final billing of $1,900,000 related to the discontinuance of the pACT-based two-way paging messaging products in the corresponding period in 1997. The increase in license revenues in 1997 as compared to 1996 was primarily due to the above-noted $1,900,000 in final billings.

  Service and other revenues consist primarily of professional services, maintenance, technical support, non-recurring engineering projects, training and other revenues. Service and other revenues decreased 13.9% to $5,066,000 during 1998 from $5,887,000 in 1997 following a 32.5% increase from $4,443,000 in 1996. The decrease in service and other revenues in 1998 as compared to 1997 was primarily the result of fewer professional service contracts and lower custom software engineering services. The increase in service and other revenues in 1997 as compared to 1996 was primarily due to higher revenues from professional service contracts, custom software engineering services and maintenance revenues.

  The Company intends to continue to introduce new products to expand its position as a leader in providing telecommunications management solutions; however, net revenues and operating results of future periods may be adversely affected if the Company experiences delays in releasing new products, if such new products are not accepted by the marketplace, or if the Company experiences unanticipated decreases in other product revenues.

  Sales to customers outside of the United States comprised approximately 42.9%, 40.3% and 52.6%, respectively, of net revenues in 1998, 1997 and 1996. The Company has historically reported a high percentage of sales to customers outside of the United States which the Company believes reflects a high degree of investment by non-U.S. companies in new infrastructure, compared to their U.S. counterparts. The Company expects to continue significant international sales, however, continued economic turmoil in Asia and other parts of the world could impact future sales in those regions.

  Gross Margin. Cost of revenues consists primarily of professional engineering services, primarily comprised of payroll and related costs, and royalties paid under software licensing agreements and warranty costs. Gross margin decreased to 74.5% of net revenues in 1998, from 75.7% in 1997 and from 81.6% in 1996. The decrease in 1998 compared to 1997 was primarily due to reduced margins on professional engineering services. The decrease in 1997 as compared to 1996 was primarily due to higher professional services revenue in the product mix, which have lower margins compared to license revenue. The Company anticipates that changes to pricing structures and distribution strategies may occur, and that margins may fluctuate and could decline in future periods.

  Research and Development. The Company has invested heavily in research and development to expand its expertise in TMN-based software solutions applications technologies and to continue sustaining support of its product offerings. The major components of R&D expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, the cost of facilities and depreciation of capital equipment, which consists primarily of computer and test equipment. Costs related to R&D in certain cases are offset by customer reimbursement of non-recurring engineering efforts.

  Total R&D expenses increased 18.6% to $6,639,000 in 1998 from $5,600,000 in 1997 and increased 2.5% in 1997 from $5,461,000 in 1996. As a percentage of revenue, R&D expenses increased to 36.1% in 1998, as compared to 30.3% in 1997 and 33.8% in 1996. The increase in R&D expenses during 1998 was primarily the result of additional salaries and related expenses due to additional personnel and an increase in the average level of compensation, as well as a reduction in the amount of expenses being reimbursed by customers as a result of lower non-recurring engineering services. The increase in R&D expense in 1997 as compared to 1996 was primarily due to an increase in expenditures for further expansion of TMN-based software development tools, stacks and applications. The increase in R&D expense as a percentage of revenues reflects the increase in expenditure levels, whereas the decrease in R&D expense as a percentage of revenue in 1997 as compared to 1996 reflects the overall increase in revenues for the period.

  The Company expects to continue to make significant investments in the development of new products and feature enhancements to existing product lines, although such expenses may fluctuate from quarter to quarter both in absolute dollars and as a percentage of revenue depending on the status of various development projects, the level of non-recurring engineering services and the amount of license revenue.

  Sales and Marketing. Sales and marketing expenses consist primarily of personnel and associated costs related to selling, support and marketing activities, including marketing programs such as trade shows and other promotional costs. The Company believes that substantial sales and marketing expenditures are essential to developing the opportunities for revenue growth and to sustaining the Company's competitive position. Sales and marketing expenses are expected to continue to comprise a significant percentage of the Company's total expenses because of costs associated with supporting the worldwide sales and service functions necessary to meet the needs of the Company's customer base and respond to the opportunities in the TMN marketplace.

  Sales and marketing expenses decreased 6.6% to $7,310,000 in 1998 from $7,829,000 in 1997 and increased 2.7% in 1997 from $7,625,000 in 1996. Sales and marketing expenses decreased in 1998 as compared to 1997, and decreased as a percentage of revenues to 39.8% in 1998 from 42.4% in 1997 due primarily to lower promotional expenses for trade shows during 1998 compared to the 1997. In addition, sales salaries, commissions, and related expenses in the 1998 period were lower as a result of certain staff reductions which occurred during 1997, and decreased technical support expenses as a result of the Company's disposition of its

Irish operations in July 1998. The Company's Irish operations had previously been devoted primarily to the development and support of the Company's ATN software products. Sales and marketing expenses increased slightly in 1997 as compared to 1996, but decreased as a percentage of revenues to 42.4% in 1997 from 47.2% in 1996 primarily due to slower growth of additional sales offices in early 1997 as revenues increased over the prior year.

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

  General and Administrative. General and administrative expenses consist primarily of salaries, rent and other related expenses of administrative, executive and financial personnel as well as professional fees, investor relations costs and insurance premiums. General and administrative expenses decreased 19.0% to $3,014,000 in 1998 as compared to $3,719,000 in 1997, and increased 15.4% in 1997 from $3,223,000 in 1996. The decrease in 1998 was due primarily to the elimination of certain corporate overhead expenses incurred in 1997 when the Company had a holding company structure to oversee the operations of its subsidiaries, including Sonoma Systems. The increase in general and administrative costs in 1997 as compared to 1996 was primarily attributable to increases in infrastructure costs including severance and professional fees related to the merger of the Company's subsidiary, Wireless Solutions, into Vertel in mid-1997, and charges for reductions in the Company's Irish offices and staffing.

  Restructuring Expense (Benefit). The Company operates in an industry that is characterized by rapid development of new technology, which profoundly affects product and marketing strategies of companies operating within the industry. In December 1997, the Company announced plans to discontinue investment in its broadband access equipment subsidiary, Sonoma. As a result, the Company's management structure was reorganized and downsized to reflect the reduction of the number of operating subsidiaries to one. The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 1997 were $1,816,000 and included costs of officer severance pay, acceleration of vesting for certain officer and director stock options, facility consolidation, professional fees and other related charges. These costs were paid in 1998 except for $119,000 related to facility reserves. Additionally, during the fourth quarter of 1997, the Company recorded a reversal of certain restructuring reserves and accruals originally recorded in 1995 totaling $303,000, resulting in a net restructuring expense recorded for fiscal 1997 of $1,513,000.

  In 1995, the Company announced a major restructuring of its operations resulting from the significant downsizing of its internetworking hardware business unit, later known as Sonoma. The resulting restructuring charge included costs for exiting certain leased facilities, inventory and fixed asset write downs, severance payments for terminated employees, foreign office closure costs and other reserves. The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 1995 was $2,277,000. Subsequently, the Company recorded the reversal of excess restructuring reserves totalling $303,000 and $197,000 for the years ended December 31, 1997 and 1996, respectively, primarily as a result of favorable lease exit costs and lower than anticipated severance costs. As of December 31, 1998, substantially all reserves related to the 1995 restructuring charge, except for $105,000 related to costs for final closures of foreign subsidiaries, had been utilized or reversed.

  Loss from Continuing Operations. The Company incurred a loss from continuing operations of $3,275,000 in 1998, $4,666,000 in 1997, and $2,931,000 in 1996.
The decrease in loss from continuing operations in 1998 as compared to 1997 is primarily attributable to the restructuring expense in 1997, as the 1998 reductions in sales and marketing and general and administrative expenses are partially offset by the lower gross margin and increased research and development costs as noted above. The loss from continuing operations in 1996 is primarily attributable to increases in operating costs as the Company expanded infrastructure.

  Other Income, Net. Other income, net, in 1998 is principally comprised of the following items: (i) an approximately $7,600,000 net gain that was realized by the Company from the sale of its holdings of Series B Preferred Stock and Series C Preferred Stock of Sonoma Systems; (ii) an approximately $2,200,000 net gain from the sale of the Company's CDPD and pACT technologies to AMP; (iii) an approximately $600,000 net gain resulting from the curtailment of a non-U.S. pension plan that previously covered the Company's Irish employees; (iv) a $437,000 gain on the sale of a software library and the assignment of certain assets and liabilities of the Company's ATN operations in Ireland to a subsidiary of Airtel ATN plc and, (v) net interest income of $420,000. These amounts were partially offset by the realization of a cumulative exchange loss of approximately $436,000 related to the disposition of the Company's Irish operations. Other income, net, of $171,000 in 1997 was primarily interest income and the decrease from $591,000 in 1996 was primarily attributable to decreases in interest income from decreasing cash balances during 1997 and lower interest rates earned on investments. It is not expected that other income, net, will continue at the 1998 level.

  Provision for Income Taxes. The Company recorded a provision for income taxes of $446,000 on pre-tax income from continuing operations of $7,277,000 in 1998. No income tax benefit was recognized on pre-tax losses from continuing operations of $4,495,000, and $2,340,000 in 1997 and 1996, respectively. The Company's 1998 tax provision was positively impacted by the utilization of approximately $6,330,000 of net operating losses carried forward from prior years. Deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates. A valuation allowance equal to the total amount of the Company's net deferred tax assets of $21,680,000 at December 31, 1998, has been established. The net deferred tax assets will be realized to the extent that the Company operates profitably in the future during the respective carryforward periods.

Liquidity and Capital Resources

  Net cash generated from operating activities during 1998 was $1,755,000 compared to $4,277,000 used by operating activities in 1997 and $1,214,000 generated by operating activities in 1996. The positive cash flow from operations in 1998 was comprised primarily of proceeds from the sale of the Company's CDPD and pACT technologies ($2,000,000), non-cash depreciation and amortization ($1,124,000), a decrease in accounts receivable ($954,000) and an increase in accrued taxes ($310,000). These amounts were partially offset by payments in 1998 of restructuring expenses that were accrued in 1997 ($1,263,000). The negative cash flow from operating activities in 1997 was comprised primarily of net loss ($4,495,000) and an increase in accounts receivable ($710,000). These amounts were partially offset by non-cash depreciation and amortization ($1,017,000). The positive cash flow from operations in 1996 was comprised primarily of non-cash depreciation and amortization ($1,003,000), an increase in other accrued liabilities ($926,000) and an increase in accounts payable of ($753,000). These amounts were partially offset by the net loss from continuing operations ($2,340,000).

  Net cash provided by investing activities was $7,881,000, $7,899,000 and $461,000 for 1998, 1997 and 1996 respectively. The net cash provided in 1998 was primarily due to the sale of the Company's holdings of Series B and Series C Preferred Stock of Sonoma Systems ($10,093,000) partially offset by purchases of property and equipment ($1,161,000) and purchases of short-term investments ($978,000). The net cash provided in 1997 was primarily due to sales of short-term investments ($7,748,000) and a reduction in others assets ($631,000), which was partially offset by purchases of property and equipment ($480,000). The net cash provided in 1996 was primarily due to sales of short-term investments ($1,684,000), partially offset by an increase in others assets ($883,000) and purchases of property and equipment ($340,000).

  Net cash provided by financing activities was $3,338,000, $766,000 and $7,411,000 for 1998, 1997 and 1996, respectively of which $2,971,000 and
$4,090,000 was received from private placements of Common Stock in 1998 and 1996, respectively; $341,000, $256,000 and $3,321,000 was received from the exercise of stock options and stock sales under the employee stock purchase plans in 1998, 1997 and 1996, respectively; and $25,000 and $510,000 was received in 1998 and 1997, respectively, as the result of the repayment of certain notes receivable originally issued from the exercise of certain stock options.

  Net cash provided by (used for) discontinued operations was $281,000, ($6,313,000) and ($6,057,000) for 1998, 1997 and 1996, respectively.

  The Company believes that cash and short term investment balances ($20,473,000 at December 31, 1998) will be sufficient to meet the Company's liquidity requirements for the next twelve months. From time to time, the Company may also consider the acquisitions of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisitions or investments may require additional capital resources.

  At December 31, 1998 the Company's long-term liquidity needs consisted principally of operating lease commitments related to facilities and office equipment.

Year 2000 Issues

  General. The Company is currently conducting a company-wide Year 2000 readiness program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company anticipates that Year 2000 compliance will be substantially complete by April 1999.

  Y2000 Program. The Company's Y2K Program is divided into four major sections: (1) Company developed products, (2) internal information processing ("IP") system, (3) non-IP system, and (4) third-party suppliers and customers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; and (3) repairing or replacing material items that are determined not to be Year 2000 compliant.

  The Company has completed the review of all Company developed products for Year 2000 compliance purposes. The Company believes that most (80%) of the Company's products are Year 2000 compliant and that those that are not Year 2000 compliant will be upgraded to be Year 2000 compliant by April 1999, or discontinued and replaced with Year 2000 compliant products providing the same functionality. However, to the extent that others, such as system integrators, make use of the Company's software in developing solutions for third parties, the Company may have no knowledge as to the Year 2000 readiness of those third party products. In addition it is possible that third parties could assert claims against the Company or its customers concerning Year 2000 issues and regardless of their merits or lack thereof, and such claims could be material.

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

  Costs. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. Through December 31, 1998, the Company has spent less than $60,000 to implement the Year 2000 compliance program. That amount has been expensed. The Company estimates that it may spend up to an additional $250,000 for other replacements or upgrades and for communicating with key suppliers and customers. Approximately $100,000 of that amount will relate to new computer equipment and software and will be capitalized, and the remainder will be expensed as incurred.

  Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the implementation of new business systems and completion of the Y2K Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

  The Company does not yet have a contingency plan to address the Year 2000 problem, but it is expected to create one by June 1999 if it appears that the Company or its key suppliers and customers will not be Year 2000 compliant and that such non-compliance is expected to have a material adverse impact on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  (a) Quantitative Information About Market Risk.

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company maintains an investment policy that ensures the safety and preservation of its invested funds by limiting default risk, market risk and investment risk. As of December 31, 1998, the Company had $19,495,000 and $978,000 in cash and cash equivalents and short-term investments, respectively, with a weighted average variable rate 5.48% and 5.34%, respectively.

    The Company mitigates default risk by investing in high credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor and by placing its portfolio under the management of professional money managers who invest within specified parameters established by the Board of Directors. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

    The Company currently has no short-term or long-term debt outstanding.

  (b) Qualitative Information About Market Risk

    While the Company's consolidated financial statements are prepared in United States dollars, a portion of the Company's worldwide operations have a functional currency other than the United States dollar. In particular, the Company maintains operations in France, Germany, Japan, Korea and the United Kingdom, where the functional currencies are: French Francs, Deutschemarks, Yen, Won and British Pounds, respectively. Most of the Company's revenues are denominated in the United States Dollar. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, exchange fluctuations have not had a material impact on the Company's earnings and the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. The Company does not have a policy relating to hedging. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations.

  (c) Euro Impact

    In January 1999, eleven European countries, including France and Germany, where the Company maintains operations, implemented a single currency (the "Euro") to replace their separate currencies. While transactions may still be consummated in the individual currencies of the member countries, the

  Company will be required to, and is currently in the process of, implementing modifications to its payroll and benefits systems as well as its contracts and other obligations in order to accommodate the Euro. The Company does not currently believe that it will incur a material financial expense in connection with such modifications. The introduction of the Euro, presents certain risks for the Company including, risks associated with its reduced ability to adjust pricing of its products based on local currencies, fluctuations in the Euro based on economic turmoil in countries other than those in which the Company does business and other risks normally associated with doing business in international currencies, any of which could have an adverse effect on the Company's business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               VERTEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 19,495  $  6,252
  Short-term investments ..................................      978       --
  Trade accounts receivable (net of allowances of $556 and
   $452 for 1998 and 1997, respectively)...................    3,883     4,941
  Prepaid expenses and other current assets................    1,134       925
  Net assets of discontinued operations....................      --        281
                                                            --------  --------
    Total current assets...................................   25,490    12,399
Property and equipment, net................................    1,025       766
Investments................................................    1,437       --
Other assets...............................................      365       566
                                                            --------  --------
                                                            $ 28,317  $ 13,731
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $    426  $    733
  Accrued wages and related liabilities ...................    1,351       660
  Accrued restructuring expenses ..........................      224     1,487
  Accrued taxes payable....................................    1,087       777
  Other accrued liabilities ...............................    1,942     1,810
  Deferred revenue.........................................    1,115       531
                                                            --------  --------
    Total liabilities......................................    6,145     5,998
                                                            --------  --------
Shareholders' equity:
  Preferred stock, par value $.01, 2,000,000 shares
   authorized; none issued and outstanding.................
  Common stock, par value $.01, 50,000,000 shares
   authorized; shares issued and outstanding: 1998,
   24,954,545; 1997, 24,146,518............................      249       227
  Additional paid-in capital ..............................   79,553    78,661
  Accumulated deficit .....................................  (57,483)  (64,760)
  Accumulated comprehensive loss...........................     (147)   (2,003)
                                                            --------  --------
    Total..................................................   22,172    12,125
  Less notes receivable from issuance of common stock .....      --     (4,392)
                                                            --------  --------
    Total shareholders' equity ............................   22,172     7,733
                                                            --------  --------
                                                            $ 28,317  $ 13,731
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    Years ended December 31,
                                                    --------------------------
                                                     1998      1997     1996
                                                    -------  --------  -------
Net revenues:
  License.......................................... $12,564  $ 12,590  $11,714
  License--related party...........................     737       --       --
  Service and other................................   5,066     5,887    4,443
                                                    -------  --------  -------
    Net revenues...................................  18,367    18,477   16,157
                                                    -------  --------  -------
Cost of revenues:
  License..........................................     816       876    1,059
  Service and other................................   3,863     3,606    1,917
                                                    -------  --------  -------
    Total cost of revenues ........................   4,679     4,482    2,976
                                                    -------  --------  -------
Gross profit ......................................  13,688    13,995   13,181
                                                    -------  --------  -------
Operating expenses:
  Research and development.........................   6,639     5,600    5,461
  Sales and marketing..............................   7,310     7,829    7,625
  General and administrative ......................   3,014     3,719    3,223
  Restructuring expense (benefit)..................     --      1,513     (197)
                                                    -------  --------  -------
    Total..........................................  16,963    18,661   16,112
                                                    -------  --------  -------
Operating loss from continuing operations .........  (3,275)   (4,666)  (2,931)
Other income, net .................................  10,998       171      591
                                                    -------  --------  -------
Income (loss) from continuing operations before
 provision for income taxes........................   7,723    (4,495)  (2,340)
Provision for income taxes.........................     446       --       --
                                                    -------  --------  -------
Income (loss) from continuing operations...........   7,277    (4,495)  (2,340)
Loss from discontinued operations (including
 provision for operating losses of $100 during
 phase out period in 1997).........................     --     (6,415)  (1,501)
                                                    -------  --------  -------
Net income (loss)..................................   7,277   (10,910)  (3,841)
Other comprehensive income (loss)..................     425       (42)    (328)
                                                    -------  --------  -------
Comprehensive income (loss)........................ $ 7,702  $(10,952) $(4,169)
                                                    =======  ========  =======
Basic net income (loss) per common share:
  Income (loss) from continuing operations ........ $  0.31  $  (0.21) $ (0.12)
  Loss from discontinued operations. .............. $   --   $  (0.31) $ (0.07)
                                                    -------  --------  -------
  Net income (loss)................................ $  0.31  $  (0.52) $ (0.19)
                                                    =======  ========  =======
Diluted net income (loss) per common share:
  Income (loss) from continuing operations......... $  0.29  $  (0.21) $ (0.12)
  Loss from discontinued operations. .............. $   --   $  (0.31) $ (0.07)
                                                    -------  --------  -------
  Net income (loss)................................ $  0.29  $  (0.52) $ (0.19)
                                                    =======  ========  =======
Weighted average shares outstanding used in net
 income (loss) per common share calculations:
  Basic............................................  23,321    21,120   20,322
  Diluted..........................................  24,698    21,120   20,322

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                    Accumulated
                            Common Stock    Additional                 Other
                         ------------------  Paid-In   Accumulated Comprehensive   Notes
                           Shares    Amount  Capital     Deficit   Income (Loss) Receivable  Total
                         ----------- ------ ---------- ----------- ------------- ---------- --------
Balance at January 1,
 1996...................  18,052,582  $181   $65,821    $(50,009)     $(1,633)    $   --    $ 14,360
 Issuance of common
  stock upon exercise of
  options...............   2,458,999    25     7,938                               (4,902)     3,061
 Issuance of common
  stock upon private
  placement.............   2,000,000    20     4,070                                           4,090
 Issuance of common
  stock under employee
  stock purchase plan...      85,846             260                                             260
 Other comprehensive
  loss..................                                                 (328)                  (328)
 Net loss...............                                  (3,841)                             (3,841)
                         -----------  ----   -------    --------      -------     -------   --------
Balance at December 31,
 1996...................  22,597,427   226    78,089     (53,850)      (1,961)     (4,902)    17,602
 Issuance of common
  stock upon exercise of
  warrants .............   1,457,627
 Issuance of common
  stock upon exercise of
  options...............      35,985              41                                              41
 Payment of notes
  receivable from
  issuance of common
  stock.................                                                              510        510
 Compensation expense
  from acceleration of
  stock options.........                         317                                             317
 Issuance of common
  stock under employee
  stock purchase plan...      55,479     1       214                                             215
 Other comprehensive
  loss..................                                                  (42)                   (42)
 Net loss...............                                 (10,910)                            (10,910)
                         -----------  ----   -------    --------      -------     -------   --------
Balance at December 31,
 1997...................  24,146,518   227    78,661     (64,760)      (2,003)     (4,392)     7,733
 Issuance of common
  stock upon private
  placement, net........   2,000,000    20     2,951                                           2,971
 Issuance of common
  stock upon exercise of
  options...............     394,277    18       323                                             341
 Payment of notes
  receivable from
  issuance of common
  stock.................                                                               25         25
 Cancellation of notes
  receivable in exchange
  for share repurchase.. (1,586,250)  (16)    (4,351)                               4,367        --
 Increase in value of
  Sonoma investment.....                       1,969                    1,431                  3,400
 Other comprehensive
  income................                                                  425                    425
 Net income.............                                   7,277                               7,277
                         -----------  ----   -------    --------      -------     -------   --------
Balance at December 31,
 1998...................  24,954,545  $249   $79,553    $(57,483)     $  (147)    $   --    $ 22,172
                         ===========  ====   =======    ========      =======     =======   ========


          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Years ended December 31
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
Cash flows from operating activities:
  Net income (loss) from continuing operations...... $ 7,277  $(4,495) $(2,340)
  Adjustments to reconcile net loss from continuing
   operations to net cash provided by (used for)
   operating activities
    Gain on sale of Sonoma investment...............  (7,641)     --       --
    Depreciation and amortization ..................   1,124    1,017    1,003
    Reserve for returns and bad debts...............     104       84      277
    Restructuring expense (benefit) ................     --     1,513     (197)
    Changes in operating assets and liabilities.....     891   (2,396)   2,471
                                                     -------  -------  -------
    Net cash provided by (used for) operating
     activities ....................................   1,755   (4,277)   1,214
                                                     -------  -------  -------
Cash flows from investing activities:
  Net (purchases) sales of short-term investments...    (978)   7,748    1,684
  Proceeds from sale of Sonoma investment...........  10,093      --       --
  Purchases of property and equipment ..............  (1,161)    (480)    (340)
  Change in other assets............................     (73)     631     (883)
                                                     -------  -------  -------
    Net cash provided by investing activities.......   7,881    7,899      461
                                                     -------  -------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock ...........   3,338      766    7,411
                                                     -------  -------  -------
Net cash provided by (used for) discontinued
 operations.........................................     281   (6,313)  (6,057)
                                                     -------  -------  -------
Effect of exchange rate changes on cash.............     (12)     (42)    (328)
                                                     -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................  13,243   (1,967)   2,701
Cash and cash equivalents, beginning of year .......   6,252    8,219    5,518
                                                     -------  -------  -------
Cash and cash equivalents, end of year.............. $19,495  $ 6,252  $ 8,219
                                                     =======  =======  =======


          See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

  The consolidated financial statements include the accounts of Vertel Corporation (formerly Retix) and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company was founded in 1985 and develops and markets software for the management and operations of telecommunications networks. The Company provides advanced telecommunications management solutions ("TMN") including communications infrastructure products, network management platforms and applications software for telecommunication carrier networks worldwide. In addition, the Company serves telecommunications equipment manufacturers, computer systems original equipment manufacturers ("OEMs") and Internet access providers. In conjunction with its annual shareholders' meeting held in March 1998, the Company changed its name from Retix to Vertel Corporation. Trading of the Company's common stock on the Nasdaq National Market (symbol: VRTL, formerly RETX) commenced following the Company's initial public offering in December 1991.

  Revenues are generated primarily from software licenses, royalty agreements, professional services and maintenance contracts. For the years ended December 31, 1998 and 1996, no individual customer accounted for more than 10% of net revenues. For the year ended December 31, 1997, one customer comprised approximately 10.2% of net revenues.

2. Summary of Significant Accounting Policies

 Cash Equivalents

  Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of acquisition. The carrying value approximates fair market value due to the short maturity of these investments.

 Property and Depreciation

  Property and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of one to two years for machinery and computer equipment, three years for furniture and fixtures and the term of the lease for leasehold improvements.

 Software Development Costs

  Development costs incurred in the research and development of software products are expensed as incurred until the technological feasibility of the products has been established. Subsequent to 1996, costs incurred after the establishment of technological feasibility have not been material. Unamortized software development costs of $250,000 were included in other assets at December 31, 1997. Amortization of capitalized software development costs for the years ended December 31, 1998, 1997 and 1996 totaled $250,000, $390,000 and $484,000, respectively.

 Investments

  Investments consist primarily of highly liquid municipal bonds and commercial paper ("marketable securities") and equity securities. Marketable securities are categorized as available for sale and are carried at fair value. Fair value of marketable securities is determined by the quoted market prices for each investment. Marketable securities with a maturity of less than one year but greater than three months when purchased are classified as short-term investments. Marketable securities with a maturity greater than one year when purchased, are classified as long-term investments. Unrealized holding gains and losses on investments held for sale are included as a component of shareholder's equity until realized. Investments in equity securities for which fair market values are not readily determinable or for which sale is restricted for periods exceeding twelve months are carried at cost.

                              VERTEL CORPORATION

 Revenue Recognition

  The Company derives revenue primarily from software license and royalty fees, maintenance and customer support services and, to a lesser extent, professional services and custom engineering consulting contracts. Effective January 1, 1998, the Company adopted the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2, Software Revenue Recognition." SOP 97-2 superseded SOP 91-1, "Software Revenue Recognition," and delineates the accounting for software product and maintenance revenue. Under SOP 97-2, the Company recognizes product revenue upon delivery if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivables is probable and no significant production, modification or customization of software is required. For contracts with multiple elements (e.g., software products, maintenance services and other services), the Company allocates revenue to each element of the contract based on objective evidence of the element's fair value. This objective evidence of fair value is specific to the Company and consists either of prices derived from sales of elements when they are sold separately or the price established by management for sale of elements in the ordinary course of business. The adoption did not have a material impact on the Company's consolidated financial statements.

  Software license royalty revenue is recognized upon notification by the licensee that products incorporating the Company's software have been shipped by the licensee or, for products for which the Company has sufficient historical information, upon estimated amounts which the Company expects the customer to report. Revenues from maintenance and support contracts are recognized on a straight-line basis over the term of the contract, which is generally six to twelve months. Revenues from professional services are generally recognized using the percentage of completion method of accounting or on a time and materials basis. In certain cases, customers reimburse the Company for non-recurring engineering efforts. Such reimbursements are recognized as revenue and associated costs are reflected as cost of revenues.

  Deferred revenues include unearned amounts received under maintenance and support contracts and amounts billed to customers but not recognized as revenue. An allowance for sales returns and price protection is accrued concurrently with the recognition of revenue.

 Income Taxes

  Deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates. A valuation allowance equal to the total amount of the Company's net deferred tax assets of $21,680,000 at December 31, 1998 has been established. The net deferred tax assets will be realized to the extent that the Company operates profitably in the future during the respective carryforward periods.

 Earnings Per Share

  Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued. Due to the losses reported by the Company in 1997 and 1996, any potential common shares to be included in diluted earnings per share as a result of common stock options and warrants are anti-dilutive and thus diluted earnings per share and basic earnings per share are equal in those periods.

                              VERTEL CORPORATION

  The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share computations for the years ended December 31, 1998, 1997 and 1996 (in thousands).

                                                       1998    1997     1996
                                                      ------ --------  -------
   Numerator:
     Income (loss)-numerator for basic and diluted
      income (loss) per share from continuing
      operations .................................... $7,277 $ (4,495) $(2,340)
                                                      ====== ========  =======
     Net income (loss)-numerator for basic and
      diluted net income (loss) per share............ $7,277 $(10,910) $(3,841)
                                                      ====== ========  =======
   Denominator:
     Denominator for basic income (loss) per common
      share weighted average shares.................. 23,321   21,120   20,322
   Effect of dilutive securities-stock options.......  1,377      --       --
                                                      ------ --------  -------
   Denominator for diluted income (loss) per common
    share............................................ 24,698   21,120   20,322
                                                      ====== ========  =======

  Common shares related to stock options that are antidilutive amounted to approximately 2,001,613, 102,301 and 175,384 for the years ended December 31, 1998, 1997 and 1996 respectively.

 Other Comprehensive Income

  The Company has reflected the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, in the accompanying consolidated financial statements for all periods presented. The accumulated comprehensive loss and other comprehensive income (loss) as reflected on the accompanying consolidated financial statements, respectively, consist of foreign currency translation adjustments.

 International Currency Translation

  Assets and liabilities of international subsidiaries are translated into United States dollars at the exchange rate in effect at the close of the period, and revenues and expenses of these subsidiaries are translated at the weighted average exchange rate during the period. The aggregate effect of translating the financial statements of international subsidiaries is included as a separate component of shareholders' equity. Substantially all of the Company's sales are denominated in U.S. dollars and foreign exchange gains/losses have been insignificant.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments with high credit-quality institutions and limits the amount of credit exposure to any one institution. The Company's accounts receivable arise from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any material credit-related losses.

                              VERTEL CORPORATION

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

 Use of Estimates in the Preparation of the Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported herein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from these estimates.

 Fiscal Year

  In the fourth quarter of 1998, the Company adopted a calendar-year convention for its fiscal year end and quarter ends. Accordingly, the fiscal year end for 1998 was December 31, 1998. Prior to the fourth quarter of 1998, the Company's fiscal year was the 52 or 53-week period ending on the Saturday nearest to December 31, and the fiscal quarter ends ended on the thirteenth Saturday of the quarter period. For simplicity of presentation, the Company has described the 52 weeks ended December 27, 1997 and the 52 weeks ended December 28, 1996 as the years ended December 31, 1997 and December 31, 1996, respectively. As a result of this change, 1998 contained 369 days; however, the effect on the Company's financial position and results of operations was not significant.

 Reclassification

  Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 consolidated financial statement presentation.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which the Company is required to adopt effective fiscal 2000. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments, or, for forecasted transactions, deferred and recorded as a component of other comprehensive income until the hedge transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

  In March 1998, the Accounting Standards Executive Committee, or AcSEC, released SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. SOP 98-1 is effective for fiscal years beginning after December 15,

                              VERTEL CORPORATION

1998. The Company has evaluated the requirements of SOP 98-1 and the effects, if any, on the Company's current policies on accounting for software costs. SOP 98-1 is not expected to have a material impact on the Company's consolidated financial statements.

  In December 1998, AcSEC released SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is currently evaluating the requirements of SOP 98-9 and the effects on the Company's current revenue recognition policies.

3. Investments

  Investments at December 31, 1998, consist of the following (in thousands):

                                                                   1998
                                                                  ------
   Sonoma Systems, Inc. Series A Preferred Shares................ $1,000
   Airtel ATN plc Common Stock...................................    437
                                                                  ------
                                                                  $1,437
                                                                  ======

4. Property and Equipment

  Property and equipment at December 31, 1998 and 1997 consist of the following (in thousands):

                                                                   1998   1997
                                                                  ------ ------
   Machinery and equipment....................................... $3,333 $3,454
   Furniture and fixtures........................................    171    325
   Leasehold improvements........................................    211    147
                                                                  ------ ------
                                                                   3,715  3,926
   Less accumulated depreciation and amortization................  2,690  3,160
                                                                  ------ ------
   Property and equipment, net................................... $1,025 $  766
                                                                  ====== ======

  During 1998 the Company disposed of or retired $1,372,000 of fully depreciated assets.

5. Income Taxes

  The components of income (loss) from continuing operations before income taxes for the years ended December 31, 1998, 1997 and 1996 respectively consist of the following (in thousands):

                                                         1998   1997     1996
                                                        ------ -------  -------
   Domestic............................................ $7,405 $(5,429) $(2,835)
   Foreign.............................................    318     934      495
                                                        ------ -------  -------
     Total............................................. $7,723 $(4,495) $(2,340)
                                                        ====== =======  =======

                              VERTEL CORPORATION

  The provision (benefit) for income taxes consists of the following (in thousands):

                                                         1998    1997    1996
                                                        -------  -----  -------
   Current:
     Federal........................................... $   187  $ --   $   --
     State.............................................      63    --       --
     Foreign...........................................     196    --       --
                                                        -------  -----  -------
       Total current...................................     446    --       --
   Deferred............................................   3,664   (699)  (5,700)
   Valuation allowance.................................  (3,664)   699    5,700
                                                        -------  -----  -------
       Total........................................... $   446  $ --   $   --
                                                        =======  =====  =======

   The Company's effective income tax rate differs from the federal statutory income tax rate applied to income (loss) from continuing operations before provision for income taxes in 1998, 1997 and 1996, due to the following:

                               1998    1997    1996
                               -----   -----   -----
   Federal statutory income
    tax rate.................   34.0 % (34.0)% (34.0)%
   Increases (reductions) in
    taxes resulting from:
     Effects of foreign
      operations.............    1.1    (7.3)   (7.4)
     State taxes, net of
      federal benefit........    5.5     0.1     0.1
     Research and development
      tax credit.............    2.8    (3.4)   (4.5)
     Expiration of foreign
      tax credits............    2.9     7.2     --
     Utilization of NOL's....  (37.6)    --      --
     Other...................    2.8    (0.2)    1.6
     Valuation allowance.....   (5.7)   37.6    44.2
                               -----   -----   -----
   Effective tax rate........   5.8 %     -- %    -- %
                               =====   =====   =====

  Current and noncurrent deferred income tax assets (liabilities) at December 31, 1998 and 1997 consist of the following (in thousands):

                                                               1998      1997
                                                             --------  --------
   Current:
     Accrued expenses....................................... $  1,015  $  1,514
                                                             --------  --------
   Noncurrent:
     Credit for research and development expenses...........    5,828     6,046
     Credit for foreign taxes withheld......................      260       484
     Depreciation...........................................      408       323
     Other..................................................      220       233
     Capitalized software...................................      --       (109)
     Net operating loss carryforwards.......................   13,949    16,853
                                                             --------  --------
                                                               20,665    23,830
                                                             --------  --------
   Valuation allowance......................................  (21,680)  (25,344)
                                                             --------  --------
   Net deferred income tax assets........................... $    --   $    --
                                                             ========  ========

                              VERTEL CORPORATION

  The Company's credits for research and development expenses, which may be carried forward fifteen years, expire in 2005 through 2013; credits for foreign taxes withheld, which may be carried forward five years, expire in 1999. The Company has net operating loss carryforwards for federal income tax purposes of approximately $37,829,000, which expire in 2007 through 2012. The Company also has net operating loss carryforwards for state purposes of approximately $12,862,000 which expire in 1999 through 2002. The Company's 1998 tax provision was positively impacted by the utilization of $6,330,000 of net operating losses carried forward from prior years.

  Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. The tax effect of the deduction, when realized, will be excluded from the provision (benefit) for income taxes and credited directly to additional paid-in capital. The deferred tax assets creditable directly to shareholders' equity upon realization totaled approximately $4,000,000 as of December 31, 1998.

6. Commitments and Contingencies

  The Company leases its facilities and certain equipment under noncancelable operating leases. At December 31, 1998, future minimum rental payments, net of applicable sublease income, under leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

     1999.............................................................. $ 1,880
     2000..............................................................   1,256
     2001..............................................................     779
     2002..............................................................      54
     2003..............................................................      35
                                                                        -------
       Total operating lease commitments...............................   4,004
     Less: sublease income.............................................  (1,247)
                                                                        -------
       Total........................................................... $ 2,757
                                                                        =======

  Rent expense under operating leases for the years ended December 31, 1998, 1997 and 1996 was $941,000, $1,126,000, and $1,725,000, respectively.

  The Company is subject to certain legal proceedings and claims which arise in the conduct of its business. In the opinion of management, the amount of any liability with respect to these actions will not have a material effect on the financial condition or results of operations of the Company.

7. Shareholders' Equity

 Common Stock

  On September 29, 1998, the Company sold 2,000,000 shares of common stock for $1.50 per share ($2,971,000, net proceeds after expenses). The price per share was determined as the greater of (a) the average closing price of the common stock for the five days preceding the closing date and (b) $1.50. In connection with the transaction, the Company agreed to file a registration statement within 90 days of the closing date covering the shares issued and agreed to bear all expenses in connection therewith. Of the total shares issued, 1,000,000 shares were purchased by Sierra Ventures V, ("Sierra") a venture capital firm. Jeffrey M. Drazan, a General Partner of Sierra Ventures, is a member of the Company's Board of Directors.

                              VERTEL CORPORATION

  Effective January 30, 1996, Sierra purchased 2,000,000 shares of the Company's common stock in a private placement at $2.00 per share. Additionally, Sierra was granted a warrant to purchase an additional
2,000,000 shares of the Company's common stock at prices ranging from $2.00 to $5.00 per share over the three-year term of the warrant. Sierra's equity investment totaled $4.2 million and was recorded in common stock and additional paid-in capital in 1996. During 1997, the warrant was exercised with respect to 1,457,627 shares of common stock for no cash consideration with the balance of the warrant being cancelled and the difference between the then market price of the Company's common stock and the exercise price of the warrant serving as the consideration for the exercise of the balance of the warrant.

  In November 1998, the Company repurchased 1,586,250 shares of restricted common stock from certain ex-officers and employees in exchange for the cancellation of promissory notes originally issued in connection with the issuance of the shares. The shares have been returned to the Company's authorized pool of shares available for issuance. For purposes of computing earnings per share prior to the fourth quarter of 1998, the common stock issued subject to notes receivable were treated as options. These options were excluded from the calculation of earnings per share prior to the third quarter of 1998 because they were considered antidilutive.

  In connection with the Company's 1997 restructuring (see Note 12), the vesting of the restricted shares held by certain officers of the Company were accelerated. Additionally, vesting of 50,000 options to purchase the Company's common stock issued to a non-continuing director were also accelerated in 1997. The Company recorded a compensation charge of $317,000 in 1997 related to the accelerated stock and options held by the officers and the director.

  In April 1997, the Company's Board of Directors adopted a shareholders' rights plan and distributed a dividend of one right (the "Right") to purchase one one-thousandth of a share of Series A participating Preferred Stock ("Preferred Shares") for each outstanding share of common stock of the Company. The rights become exercisable per share at an exercise price of $25.00 ten days after a person or group announces acquisition of 20% or more of the Company's outstanding common stock or the commencement of a tender offer which would result in ownership by the person or group of 20% or more of the outstanding common stock. The Preferred Shares have been approved by the Board but are not made part of the Company's charter until needed; as a result, the Preferred Shares have not been formally authorized. The Rights expire on April 29, 2007.

Stock Purchase and Stock Option Plans

  Under the Company's stock purchase and stock option plans in effect at December 31, 1998, approximately 5,416,000 shares of common stock may be issued to employees directly or upon exercise of stock options issued to employees and in certain cases to consultants. The Company has seven stock and option plans that were in effect at December 31, 1998. However, the Company is not currently granting options under the 1988 Stock Option Plan, the 1990 Stock Option Plan for Irish Employees, the 1991 Employee Stock Purchase Plan, the 1991 Directors' Stock Option Plan, the 1995 Executive Stock Option Plan, but is granting options under the 1996 Directors' Stock Option Plan and the 1998 Employee Stock Option Plan. Under the foregoing option plans, options may be granted at an exercise price not less than the average closing price of the Company's shares on the Nasdaq National Market for the preceding five days prior to the date of grant. Options under the 1990 Stock Option Plan for Irish Employees become exercisable at a rate of 25% after one year from the date of grant and 25% each year thereafter. Options granted under the 1998 Stock Option Plan, or the 1995 Executive Stock Option Plan and the 1998 Employee Stock Option Plan generally become exercisable 25% after one year from date of grant, then ratably 1/48 per month over the remaining thirty-six months based on continuous employment from the date of grant. The initial options granted to a director under the 1991 and 1996 Directors' Stock Option Plans become exercisable 25% on each of the first four anniversaries of the date of grant. Each subsequent option grant under the Directors' Stock Option Plans becomes exercisable in whole on the fourth anniversary of the date of grant. All options expire ten years from the date of grant.

                              VERTEL CORPORATION

  The following summarizes activity in the option plans for the three years ended December 31, 1998:

                                    1998                1997               1996
                             ------------------- ------------------ --------------------
                                        Weighted           Weighted             Weighted
                                        Average            Average              Average
                             Number of  Exercise Number of Exercise Number of   Exercise
                              Options    Price    Options   Price    Options     Price
                             ---------  -------- --------- -------- ----------  --------
   Outstanding at beginning
    of year................    297,301   $4.92    385,384   $4.73    3,324,366   $3.43
     Granted...............  5,277,284    2.07     40,000    6.75      625,500    3.40
     Exercised.............   (394,277)   0.96    (35,985)   4.40   (2,461,241)   4.03
     Canceled..............   (704,082)   2.71    (92,098)   5.10   (1,103,241)   3.40
                             ---------            -------           ----------
   Outstanding at year end.  4,476,226   $2.25    297,301   $4.92      385,384   $4.73
                             =========            =======           ==========

  Included in options granted during 1998 were 4,127,752 options granted in exchange for stock options of the Company's subsidiary (see "Subsidiary Stock Option Plans" below). As of December 31, 1998, 1997 and 1996 options to purchase 2,130,311 shares, 102,301 shares, and 173,884 shares, respectively, were exercisable under all Company stock option plans. At December 31, 1998, 939,594 shares were available for future grants under all option plans.

  Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                       Options Outstanding                       Options Exercisable
                     ------------------------------------------------------- ----------------------------
      Range of         Number    Weighted Average Remaining Weighted Average   Number    Weighted Average
   Exercise Prices   Outstanding  Contractual Life (Yrs.)    Exercise Price  Exercisable  Exercise Price
   ---------------   ----------- -------------------------- ---------------- ----------- ----------------
      $0.79           1,072,195             7.24                 $ 0.79       1,025,625       $0.79
    1.45-1.98         1,362,418             9.18                   1.66         235,521        1.98
    2.00-2.53           919,508             7.75                   2.29         387,619        2.21
    3.41-3.97           977,608             8.09                   3.87         426,433        3.91
    4.00-4.88            69,400             8.45                   4.65          10,016        4.00
   5.00-15.50            75,097             5.95                  10.12          45,097       12.36
                      ---------                                               ---------
   $0.79-15.50        4,476,226             8.12                 $ 2.25       2,130,311       $2.06
                      =========                                               =========

  The 1991 Employee Stock Purchase Plan allows eligible employees (including officers and employee directors) to purchase common stock of the Company through payroll deductions. Employees are eligible to participate if employed by the Company for at least twenty hours per week and more than five months per year. The purchase price per share is the lower of 85% of the fair market value of the common stock at either the beginning or end of the relevant six-month offering period. The Board of Directors may alter the duration of the offering periods without shareholder approval. Currently, the Company is not operating its Employee Stock Purchase Plan.

 Subsidiary Stock Option Plans

  During 1998, the Company exchanged employee and director options in its sole remaining operating subsidiary (the "Subsidiary Options"), for options to purchase common stock in the Company (the "Company Options"). The Company exchanged 1.26 Company Options for each Subsidiary Option outstanding. The option exchange ratio was determined by an independent valuation. The Company exchanged 3,275,994 Subsidiary Options at a weighted average exercise price of $2.68 per share for 4,127,742 options to purchase the Company's common stock at a weighted average exercise price of $2.13 per share. The vesting provisions and option period of the original subsidiary option grant remained the same under the terms of the new options to purchase the

                              VERTEL CORPORATION

Company's common stock. The weighted average remaining contractual life of the options was 8.61 years before and after the exchange. The Subsidiary Options were cancelled as a result of the exchange. The exchange was structured in accordance with the provisions of EITF Issue No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring," and as a result, no compensation expense was recognized in connection with the exchange.

 Fair Value Information

  Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Companies are permitted; however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation arrangements.

  The Company has adopted the disclosure-only provisions of SFAS No. 123. Had the Company elected to measure compensation cost based on the fair value of stock options awarded in 1998, 1997 and 1996, the income/(loss) from continuing operations and income/(loss) per share would have been $4,647,000 and $0.20 ($0.19 diluted), respectively, for the year ended December 31, 1998, $(6,964,000) and $(0.33), respectively, for the year ended December 31, 1997, and $(3,624,000) and $(0.18), respectively, for the year ended December 31, 1996. The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 were $0.75, $4.59 and $2.32 per share, respectively. Stock options issued during 1998, 1997 and 1996 were valued using the Black-Scholes model using a risk-free interest rate of 4.7% in 1998, 5.4% in 1997 and 6.0% in 1996, an expected life of 36 months and expected volatility of 54% in 1998, and 107% in 1997 and 1996, and expected dividends of zero. However, because options vest over several years and grants prior to 1995 are excluded from these calculations, these amounts may not be representative of the impact on future years earnings, assuming grants are made in those years.

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

  During 1998 the Company finalized the termination of a non-US pension plan, which previously covered the Company's Irish employees. This action resulted in a return of excess plan assets to the Company. The Company recorded approximately $600,000 as other income upon final determination of the amount of excess plan assets.

9. Other Income

  In June 1998, the Company entered into a semi-exclusive royalty bearing licensing contract with Symbol Software Limited ("Symbol"), a subsidiary of Airtel ATN plc ("Airtel"), for Vertel's Aeronautical

                              VERTEL CORPORATION

Telecommunications Network ("ATN") Router software as well as nonexclusive royalty bearing licenses for various other TMN software products, for $1 million (the "ATN Licensing"). During July 1998, the Company sold substantially all of the assets and assigned the liabilities of its Irish operations to Symbol in exchange for 10% of Airtel's common stock (the "Airtel Transaction"). The Airtel Transaction substantially liquidated the Company's investment in its Irish operation.

  The Company's 10% ownership interest in Airtel, valued at $437,000, reflects certain restrictions including a requirement prohibiting the Company from disposing of the Airtel shares until August 1999. The book value of the software library and the net assets and liabilities assigned to Symbol approximated zero and, as a result, the Company recognized a gain totaling $437,000 related to the Airtel Transaction during 1998 which is reflected in other income in the accompanying 1998 consolidated statement of operations. As a result of the substantial liquidation of its Irish operations, the Company recorded a charge of $436,000 to other income representing the realization of foreign currency exchange losses previously included as cumulative translation losses which is also a component of accumulated comprehensive loss. The $436,000 charge recorded as a result of the liquidation represents other comprehensive income and is classified as such according to the provisions of SFAS No. 130 (See also Note 2).

  In July 1998, the Company entered into agreements with AMP Incorporated ("AMP") whereby AMP agreed to purchase the Company's CDPD and pACT products and technologies (the "Wireless Products") as well as other telecommunications management software. The agreements consisted of a License and Purchase Agreement (the "Sale Agreement") valued at $2.5 million for the sale of the Wireless Products and a non-exclusive license to certain other related technology sold in the ordinary course of business (the "Background Technology"), and an agreement valued at $1.0 million primarily for the assignment of certain contracts related to the Wireless Products.

  Approximately $800,000 of the Sale Agreement, representing the value of the Background Technology licensed to AMP, was accounted for as license revenue and approximately $2.5 million (net of $200,000 of certain deferrals) was included in other income in the accompanying 1998 consolidated statement of operations.

  In December 1998, the Company sold its holdings of Series B and Series C preferred stock in Sonoma Systems ("Sonoma"), a former subsidiary of the Company (see Note 12, Restructuring Expense). The sales price was $10.3 million in cash, and resulted in a gain of $7.6 million that is reflected in other income in the accompanying 1998 consolidated statement of operations. The gain is net of the recorded investment value of $2.4 million and certain costs of the transaction. The Company's remaining investment in Sonoma consists of 2,363,636 shares of non-convertible and non-voting Series A redeemable preferred stock bearing dividends at 6% per annum that is valued at $1 million and is included in investments in the accompanying consolidated balance sheet (see Note 3).

                              VERTEL CORPORATION

10. Operations by Geographic Area

  The Company operates in one industry segment. The following presents a summary of operations by geographic area (in thousands):

                                                           December 31,
                                                      ------------------------
                                                       1998    1997     1996
                                                      ------- -------  -------
   Net revenues
     U.S. operations................................  $17,883 $17,722  $14,500
     Foreign operations.............................      484     755    1,657
                                                      ------- -------  -------
     Consolidated...................................  $18,367 $18,477  $16,157
                                                      ======= =======  =======
     Transfers between operations...................  $ 2,654 $ 2,909  $ 1,066
                                                      ======= =======  =======
   Income (loss) from continuing operations
     U.S. operations................................  $ 7,155 $(5,429) $(2,835)
     Foreign operations.............................      122     934      495
                                                      ------- -------  -------
     Consolidated...................................  $ 7,277 $(4,495) $(2,340)
                                                      ======= =======  =======
   Identifiable assets at end of period
     U.S. operations................................  $27,937 $13,224  $23,370
     Foreign operations.............................      380     226      252
                                                      ------- -------  -------
     Consolidated...................................  $28,317 $13,450  $23,622
                                                      ======= =======  =======

  Included in U.S. operations are export sales of $7,399,000, $6,687,000 and $6,837,000 for the years ended 1998, 1997, and 1996, respectively.

11. Statement of Cash Flows

  Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

                                                           December 31,
                                                      ------------------------
                                                       1998     1997     1996
                                                      -------  -------  ------
   Trade accounts receivable......................... $   954  $  (710) $ (472)
   Prepaid expenses and other current assets.........    (209)     (85)    396
   Accounts payable..................................    (307)    (331)    753
   Accrued wages and related liabilities.............     691     (243)    523
   Cash payments for restructuring expenses..........  (1,263)    (200)   (112)
   Other accrued liabilities.........................     131     (459)  1,097
   Accrued taxes payable.............................     310     (160)    254
   Deferred revenue..................................     584     (208)     32
                                                      -------  -------  ------
                                                      $   891  $(2,396) $2,471
                                                      =======  =======  ======

  Cash paid (received) during the years for income taxes is as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                              1998   1997 1996
                                                              -----  ---- -----
   Income taxes.............................................. $(384) $18  $(240)

                              VERTEL CORPORATION

12. Restructuring Expenses

  As discussed in Note 13, Discontinued Operations, in December 1997, the Company announced plans to discontinue investment in its broadband access equipment subsidiary, Sonoma. As a result, the Company's management structure was consolidated to reflect the reduction of the number of operating subsidiaries to one. The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 1997 was $1,816,000 and included costs of severance pay for three of the Company's officers, acceleration of vesting for certain officer and director stock options (see
Note 7), facility and asset consolidation, professional fees and other related charges. The majority of these costs were paid in the first half of 1998. Additionally, during the fourth quarter of 1997, the Company recorded a reversal of certain 1995 restructuring reserves and accruals totaling $303,000, resulting in a net restructuring expense recorded for fiscal 1997 of $1,513,000.

  In 1995, the Company announced a major restructuring of its operations, resulting from the significant downsizing of its internetworking hardware business unit, later known as Sonoma. Subsequently, the Company recorded the reversal of excess restructuring reserves totaling $303,000 and $197,000 for the years ended December 31, 1997 and 1996, respectively.

  Restructuring expenses and (benefit) for 1997 and 1996 are summarized as follows (in thousands):

                                                       Restructuring Expenses
                                                             (Benefit)
                                                       ----------------------
                                                          1997         1996
                                                       -----------  -----------
   Severance and related costs........................ $     1,025  $      (59)
   Stock option acceleration..........................         317         --
   Professional fees..................................         176         --
   Write down of fixed assets to be sold..............         --          (25)
   Vacating costs of facilities.......................         --          (98)
   Other, net of reversal of $303,000 in 1997.........          (5)        (15)
                                                       -----------  ----------
                                                            $1,513  $     (197)
                                                       ===========  ==========

  With respect to the 1997 restructuring charge, substantially all of the $119,000 reserves remaining as of December 31, 1998, are expected to be utilized in 1999 via cash disbursements, and primarily comprise facility related reserves. As of December 31, 1998, substantially all reserves related to the 1995 restructuring charge had been utilized or reversed except for $105,000 related to costs for final closures of certain non-operating foreign subsidiaries.

13. Discontinued Operations

  In December 1997, the Company's Board of Directors adopted a plan to discontinue further investment in its subsidiary, Sonoma Systems. In early 1998, as the result of a series of financings by Sonoma, the Company's ownership interest in Sonoma was reduced to that of a passive investor with no significant influence over the former subsidiary's operations. Sonoma raised an aggregate of approximately $9 million by issuing preferred stock to unrelated investors, thereby reducing the Company's voting ownership in Sonoma to 19.9%. As a result, the Company's financial statements and related notes to financial statements for 1997 and prior years reflect the results of operations and net liabilities of Sonoma as a discontinued operation. Beginning in 1998, the Company began accounting for its remaining investment in Sonoma using the cost method (see Note 3).

  To reflect the effect of the Sonoma financings, the Company increased the recorded value of its net investment in Sonoma to $3.4 million reflecting the Company's proportionate share of Sonoma's post transaction equity with a corresponding credit to additional paid-in capital. In addition, $1.4 million of cumulative translation

                              VERTEL CORPORATION
loss related to a foreign subsidiary of Sonoma was charged to additional paid-in capital. In December 1998, the Company sold the majority of its equity stake in Sonoma (see Notes 3 and 9), resulting in a remaining investment value of $1 million as of December 31, 1998.

  Net liabilities and operating results from discontinued operations have been segregated from the previously reported consolidated financial statements of operations for the years ended December 31, 1997 and 1996 respectively and consist of the following (in thousands):

                                                                1997     1996
                                                               -------  -------
   Net revenues............................................... $ 6,342  $14,958
   Cost of revenues...........................................   3,094    7,148
   Operating expenses.........................................   9,311    9,380
                                                               -------  -------
   Operating loss.............................................  (6,063)  (1,570)
   Other income (expense).....................................    (252)      69
   Provision for estimated losses during phase-out period.....    (100)     --
                                                               -------  -------
   Net loss................................................... $(6,415) $(1,501)
                                                               =======  =======

  Summarized balance sheet information for the discontinued operations as of December 31, 1997 is as follows (in thousands):

                                                                1997
                                                               -------
   Current assets............................................. $ 1,366
   Total assets...............................................   1,908
   Current liabilities........................................  (1,627)
   Total liabilities..........................................  (1,627)
   Net assets of discontinued operations...................... $   281

  Operating losses of Sonoma during the phase out period did not differ materially from the estimated amount of $100,000 provided for in the 1997 consolidated financial statements.

14. Related Party Transactions

  During 1998, the Company recognized approximately $737,000 in license revenue for certain software products licensed to Sonoma (see Note 13). Sonoma paid this amount in full during 1998.

15. Subsequent Event

  On March 18, 1999, the Company acquired Expersoft Corporation ("Expersoft"), for a purchase price of $3 million in cash. Expersoft is a provider of distributed object computing technologies and, through the Expersoft acquisition, the Company is adding standards-based, high performance Common Object Request Broker Architecture (CORBA) technology to its portfolio of network management solutions for the telecommunications market. The acquisition will be accounted for under the purchase method of accounting. Accordingly, operating results of Expersoft will be included in the Company's consolidated financial statements commencing from the date of acquisition.

                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VERTEL CORPORATION:

  We have audited the accompanying consolidated balance sheets of Vertel Corporation and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vertel Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 4, 1999, except for Note 15
 as to which the date is March 18, 1999.

Results of Operations--Unaudited Quarterly Financial Information

  The following tables present unaudited quarterly financial information for the two years ended December 31, 1998. In the opinion of management, this information contains all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods.

                                                   1998 Quarters Ended
                                              ---------------------------------
                                                         June   Sept.
                                              March 28    27      26    Dec. 31
                                              --------  ------  ------  -------
                                                (in thousands, except per
                                                       share data)
Quarterly results of continuing operations:
  Net revenues............................... $ 4,918   $5,003  $4,908  $ 3,538
  Gross profit...............................   3,828    3,669   3,848    2,343
  Operating income (loss) from continuing
   operations................................      11     (310)   (453)  (2,523)
  Net income (loss) from continuing
   operations................................     340     (172)    973    6,136
  Basic net income (loss) from continuing
   operations per common share............... $  0.02   $(0.01) $ 0.04  $  0.25
                                              =======   ======  ======  =======
  Diluted net income (loss) from continuing
   operations per common share............... $  0.02   $(0.01) $ 0.04  $  0.24
                                              =======   ======  ======  =======

                                                   1997 Quarters Ended
                                              ---------------------------------
                                                         June   Sept.
                                              March 29    28      27    Dec. 27
                                              --------  ------  ------  -------
                                                (in thousands, except per
                                                       share data)
Quarterly results of continuing operations:
  Net revenues............................... $ 3,774   $5,870  $3,694  $ 5,140
  Gross profit...............................   2,672    4,884   2,594    3,848
  Restructuring expense......................     --       --      --     1,513
  Operating income (loss) from continuing
   operations................................  (2,630)     326    (866)  (1,494)
  Net income (loss) from continuing
   operations................................  (2,667)     399    (826)  (1,401)
  Basic and diluted net income (loss) from
   continuing operations per common share.... $ (0.13)  $ 0.02  $(0.04) $ (0.06)
                                              =======   ======  ======  =======

  The Company's future revenues and operating results may be subject to quarterly fluctuations as a result of factors such as the timing of significant licenses of, or orders for, the Company's products, shifts in product mix, changes in distribution channels, the introduction of new products by the Company or its competitors, competitive pricing, changes in product demand resulting from fluctuations in foreign currency exchange rates, decreased European business activity during the summer months and changes in operating and material costs. Accordingly, quarter-to-quarter comparisons should not be relied upon as indicators of future performance. See Item 1:
Business; "Risk Factors".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement (within 120 days after the end of its fiscal year) pursuant to Regulation 14(A) as promulgated by the U.S. Securities and Exchange Commission (the "Proxy Statement") for its annual meeting of shareholders to be held May 13, 1999, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to directors of Vertel Corporation is incorporated by reference from the information under the caption "Election of Directors-- Nominees" in the Registrant's Proxy Statement.

Executive Officers of the Company

  The principal executive officers of Vertel and their ages as of March 1, 1999 are as follows:

      Name                             Age                 Position
      ----                             ---                 --------
   Bruce W. Brown.....................  48 President and Chief Executive Officer
   Gordon L. Almquist.................  49 Vice President, Finance and
                                            Administration and Chief Financial
                                            Officer
   Ruth F. Cox........................  46 Vice President, Marketing
   Richard L. Hamilton................  57 Vice President, Customer Services
   Cyrus D. Irani.....................  40 Vice President, Professional Services
   Fred D. Rampey.....................  44 Vice President, Engineering

  Mr. Brown was elected to the position of President and Chief Executive Officer of Vertel in January 1998. Prior to that, Mr. Brown was President and Chief Executive Officer of Vertel Corporation I, a position to which he was elected in November 1995. Mr. Brown joined Vertel Corporation I in August 1995 and served as a director of Vertel Corporation I from October 1995. Mr. Brown also served as Chief Financial Officer of Vertel Corporation I from October 1995 to December 1996. Prior to joining Vertel, Mr. Brown served as President of ADC Fibermux Corporation ("Fibermux"), a supplier of fiber optic networking products from July 1993 until August 1995. Prior to his role at Fibermux, Mr. Brown was Executive Vice President, Customer Operations at UB Networks (previously named Ungermann-Bass) an enterprise networking company, from October 1990 until July 1993.

  Mr. Almquist has served as Vice President, Finance and Administration and Chief Financial Officer of the Company since September 1998. Prior to joining Vertel, Mr. Almquist was with ChatCom, Inc., a manufacturer of application servers for the LAN/WAN industry, where he served as Vice President, Finance and Chief Financial Officer from November 1997 through August 1998 and Chief Operating Officer from February 1998 through August 1998. From September 1991 through April 1997, Mr. Almquist was Vice President, Finance and Chief Financial Officer of 3D Systems Corporation, a developer, manufacturer and marketer of rapid prototyping systems to a broad range of global industries. Mr. Almquist is a Certified Public Accountant.

  Ms. Cox is currently Vice President, Marketing for Vertel, a position she has held since January 1999. Prior to that, she served as Vice President, Business Development, since joining Vertel in January 1998. Before joining the Company, Ms. Cox served as a consultant to various telecommunications companies from June 1997 to December 1997. From March 1996 to May 1997, Ms. Cox served as Vice President, Marketing for Digital Sound Corporation where she was responsible for marketing public voice mail software. From July 1995 to February 1996, she served as Vice President of Business Development and Strategy for Ascom Timeplex. From November 1993 through June 1995, she was the Director of Telecom Industry Solutions and Global Business Alliance Partners for Oracle Corporation. From June 1992 to October 1993, she served as Director

Marketing and European Telecom Operations for Hewlett Packard. From April 1990 to May 1992, she served as Vice President of Strategy for PTT Telecom Netherlands.

  Mr. Hamilton has served as Vice President, Customer Services, for Vertel since January 1999. Prior to joining Vertel, Mr. Hamilton served as Principal Consultant for Hamilton Associates, a service management and operations consulting firm, from May 1998 to January 1999. Previously, he served as Vice President, Support Services, from January 1995 to May 1998 for Xantel Corporation, a developer of priority call management products in the computer telephony integration industry. He also served as Director of Worldwide Support Services from September 1992 to October 1994 at UB Networks. Prior to his position with UB Networks, Mr. Hamilton held various senior level management positions with companies in the IBM plug-compatible products industry.

  Mr. Irani has served as Vice President, Vertel Professional Services, since January 1999. Prior to that, he served as Vice President, Marketing since rejoining Vertel in February 1996. Prior to joining Vertel, Mr. Irani served as Vice President of Marketing and Sales for The Alchemy Group, a network management software company, from August 1994 to February 1996. Previously, he was Product Line Manager for AT&T Global Information Systems, a telecommunications service provider, from March 1993 to August 1994. From December 1989 to March 1993, he served as Director of Product Marketing for the Company.

  Mr. Rampey has served as Vice President, Engineering since January 1999. Prior to that, he served as Vice President, Professional Services since joining Vertel in December 1997. Prior to joining Vertel, Mr. Rampey served for twenty years in various management roles, including Operations Manager, Business Team Manager, and R&D Manager, for Hewlett Packard's Communications Division from 1978 to December 1997.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1. The financial statements and supplementary financial information listed below are filed as part of this annual report.

Consolidated Balance Sheets at December 31, 1997 and December 31, 1998......  29

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998.............................................  30

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998......................................  31

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998.............................................  32

Notes to Consolidated Financial Statements..................................  33

Independent Auditors' Report................................................  47

  2. The supplementary financial information listed below are filed as part of this annual report.

Unaudited Quarterly Financial Information...................................  48

Schedule filed as part of Form 10-K:

  Schedule II Valuation and Qualifying Accounts............................. S-1

  Independent Auditors' Report on Supplemental Schedule..................... S-2

  Schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements.

  3. Exhibits included herein, numbered in accordance with Item 601 of Regulation S-K.

 Number                               Description
 ------                               -----------
  2.1   Share Purchase Agreement dated December 31, 1998 among the Registrant,
         Newbridge (Barbados) Corporation and Sonoma Systems.(16)
  2.2   Agreement and Plan of Merger and Reorganization between the Company,
         Expersoft Acquisition Corporation and Expersoft Corporation dated
         February 23, 1999 and Corresponding Amendment No. 1 dated March 12,
         1999.(17)
  3.3   Amended and Restated Articles of Incorporation of the Registrant.(5)
  3.4   Bylaws of the Registrant, as amended to date.(13)
  3.5   Certificate of amendment to Company's articles of incorporation, as filed with the California Secretary of State on April 7, 1998, changing the Company's name to Vertel Corporation.(14)
 10.2   1988 Stock Option Plan and forms of option agreements thereunder.(6)
 10.4   1991 Directors' Stock Option Plan and forms of option agreements thereunder, as amended to date.(8)
        1991 Employee Stock Purchase Plan and form of subscription agreement
 10.5   thereunder.(3)
 10.6   Form of Indemnification Agreement.(2)
 10.22  Lease Agreement between the Registrant and Moorpark Associates, a
         California Limited Partnership, dated February 5, 1993.(4)
 10.27  Lease Agreement between the Registrant and OMA El Segundo Properties, a
         California general partnership, dated May 23, 1995.(7)
 10.28  Employment Agreement between M.Y. Stephan and Retix, dated September
        27, 1995.(7)
 10.29  Employment Agreement between Philip Mantle and Retix, dated November 1,
        1995.(7)
 10.30  Common Stock and Warrant Purchase Agreement by and between Retix and
         Sierra Ventures V.LP., dated January 30, 1996.(7)

 Number                               Description
 ------                               -----------
 10.31  Master Agreement dated February 28, 1996 for Spin-Off of Open Systems
         Interconnection Technology between Telaware Corporation and Retix.(7)
 10.32  1996 Directors' Stock Option Plan and forms of option agreement thereunder.(13)
 10.33  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and M.Y. Stephan, dated January 30, 1996.(8)
 10.34  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and M.Y. Stephan, dated March 18, 1996.(8)
 10.35  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and M.Y. Stephan, dated March 18, 1996.(8)
 10.36  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Philip Mantle, dated January 30, 1996.(8)
 10.37  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Philip Mantle, dated March 18, 1996.(8)
 10.38  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Steven M. Waszak, dated March 18, 1996.(8)
 10.39  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Steven M. Waszak, dated January 30, 1996.(8)
 10.40  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Steven M. Waszak, dated February 21, 1996.(8)
 10.41  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Steven M. Waszak, dated March 26, 1996.(8)
 10.42  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Steven M. Waszak, dated March 26, 1996.(8)
 10.43  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Steven M. Waszak, dated March 26, 1996.(8)
 10.44  Form of Exercise Notice and Stock Purchase Agreement between the
         Company and Steven M. Waszak, dated March 26, 1996.(8)
 10.45  Sublease Agreement dated May, 1996 between Value Behavioral Health and
        Retix.(9)
 10.46  Master Agreement between Retix and Internetworking Solutions dated May
        31, 1996.(9)
 10.47  Master Agreement between Retix and Wireless Solutions dated May 31,
        1996.(9)
 10.48  Lease Agreement between the Registrant and Nomura-Warner Center
         Associates, L.P., dated November 26, 1996.(10)
 10.49  Stock Transfer Agreement between Retix, Vertel Corporation and Wireless
         Solutions dated June 10, 1997.(11)
 10.50  Surrender of Lease between Cofton Irish Investments and Retix B.V., dated August 21, 1997.(12)
 10.51  Sub-Sublease Agreement between TSN, L.L.C., and Retix, dated August 22,
        1997.(12)
 10.52  Executive Separation Agreement between Retix and M.Y. Stephan dated
        December 27, 1997.(13)
 10.53  Executive Separation Agreement between Retix and Philip Mantle dated
        December 27, 1997.(13)
 10.54  Executive Separation Agreement between Retix and Steve Waszak dated
        December 27, 1997.(13)
 10.55  Amended and Restated Articles of Incorporation of Sonoma Systems, Inc.,
         and related documents dated January 7, 1998.(13)
 10.56  Sub-sublease between Retix and Sonoma Systems, Inc., dated December 28,
        1997.(13)

 Number                               Description
 ------                               -----------
 10.57  Sale and License Agreement between the Company and AMP Incorporated, dated July 27, 1998, and an Amendment dated October 9, 1998.(15)

 10.58  Common Stock Purchase Agreement between the Company and Pequot Private
         Equity Fund, L.P. and Pequot Offshore Private Equity Fund, Inc. and
         Sierra Ventures V, L.P., dated September 29, 1998.(15)

 10.59  Stock Repurchase Agreement between the Company and Joe Stephan dated
         November 27, 1998.(17)

 10.60  Stock Repurchase Agreement between the Company and Philip Mantle dated
         November 27, 1998.(17)

 10.61  Stock Repurchase Agreement between the Company and Steve Waszak dated
         November 27, 1998.(17)

 10.62  Consulting Agreement between the Company and Joe Stephan dated January
         5, 1999.(17)

 10.63  Notice of Stock Option Grant and Stock Option Agreement between the
         Company and Joe Stephan dated January 5, 1999.(17)

 10.64  Consulting Agreement between the Company and Philip Mantle dated
         January 5, 1999.(17)

 10.65  Notice of Stock Option Grant and Stock Option Agreement between the
         Company and Philip Mantle dated January 5, 1999.(17)

 10.66  Consulting Agreement between the Company and Steve Waszak dated January
         5, 1999.(17)

 10.67  Notice of Stock Option Grant and Stock Option Agreement between the
         Company and Steve Waszak dated January 5, 1999.(17)

 10.68 Form of Retention Agreement between the Company and each of its officers.(17)

 21.1   Subsidiaries of the Registrant.(17)
 23.1   Independent Auditors' Consent.(17)
 25.1   Power of Attorney (see page 55).(17)
 27.1   Financial Data Schedule.

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

 (6) Incorporated by reference from Registrant's Registration Statement on Form S8 (No. 33-82154) filed on July 28, 1994.

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

(13) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

(14) Incorporated by reference from registrant's report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 1998.

(15) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998.

(16) Incorporated by reference from registrant's report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 1999.

(17) Filed herewith.

  (b) Reports on Form 8-K

  The Company filed a Current Report on Form 8-K on January 15, 1999 with regard to the sale of its investment in Sonoma Systems.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VERTEL CORPORATION

                                                 /s/ Gordon L. Almquist
Date: March 29, 1999                      By: _________________________________
                                                     Gordon L. Almquist
                                                Vice President, Finance and
                                                       Administration,
                                                and Chief Financial Officer

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce W. Brown and Gordon L. Almquist, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

        /s/ Bruce W. Brown           President, Chief Executive      March 29, 1999
____________________________________  Officer and Director
           Bruce W. Brown             (Principal Executive
                                      Officer)

      /s/ Gordon L. Almquist         Vice President, Finance and     March 29, 1999
____________________________________  Administration, and Chief
         Gordon L. Almquist           Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

      /s/ Jeffrey M. Drazan          Director                        March 29, 1999
____________________________________
         Jeffrey M. Drazan

        /s/ Howard Oringer           Director                        March 29, 1999
____________________________________
           Howard Oringer

       /s/ Craig W. Johnson          Director                        March 29, 1999
____________________________________
          Craig W. Johnson

    /s/ Gilbert P. Williamson        Director                        March 29, 1999
____________________________________
       Gilbert P. Williamson

       /s/ Ralph Ungermann           Director                        March 29, 1999
____________________________________
          Ralph Ungermann

             INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VERTEL CORPORATION:

  We have audited the consolidated financial statements of Vertel Corporation and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 4, 1999, except for Note 15, as to which the date is March 18, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Vertel Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Deloitte & Touche LLP

Los Angeles, California
February 4, 1999

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997 and 1996

                          Balance         Additions
                            at     -----------------------
                         Beginning  Charged to  Charges to
                            of       Costs &      Other                  Balance at
      Description         Period   Expenditures  Accounts  Deductions   End of Period
      -----------        --------- ------------ ---------- ----------   -------------
Allowance for doubtful
 accounts and sales
 returns:
  Year ended December
   31, 1998............. $452,000    $161,000               $ 57,000(a)   $556,000
  Year ended December
   31, 1997............. $368,000    $249,000               $165,000(a)   $452,000
  Year ended December
   31, 1996............. $ 91,000    $371,000               $ 94,000(a)   $368,000

--------
(a) Write-off of uncollectible accounts, net of recoveries.