Form 10-Q
period 1999-03-31
VERTEL CORP
filed 1999-05-12
CIK 880458

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                              -------------------

                                   FORM 10-Q
(Mark one)
  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1999

                                      OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from _____ to _____.

                        Commission File Number 0-19640

                              ------------------

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

                                Yes X   No   .
                                    -      ---

As of April 30, 1999 there were 25,144,167 shares of common stock outstanding.

================================================================================

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                              VERTEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                          March 31,                  December 31,
                                ASSETS                                                      1999                        1998
                                                                                          ---------                  ------------
                                                                                         (unaudited)
Current assets:
     Cash and cash equivalents.....................................                       $ 10,041                     $ 19,495
     Short-term investments........................................                          7,768                          978
     Trade accounts receivable (net of allowances of $621 as of
           March 31, 1999 and $556 as of December 31, 1998)........                          4,452                        3,883
     Prepaid expenses and other current assets.....................                          1,211                        1,134
                                                                                          --------                     --------
          Total current assets.....................................                         23,472                       25,490

Property and equipment, net........................................                          1,325                        1,025
Investments........................................................                          1,437                        1,437
Goodwill...........................................................                          4,702                           --
Other assets.......................................................                            384                          365
                                                                                          --------                     --------
                                                                                          $ 31,320                     $ 28,317
                                                                                          ========                     ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term debt................................................                      $    142                     $     --
     Accounts payable...............................................                           815                          426
     Accrued wages and related liabilities..........................                         1,433                        1,351
     Capital lease obligations......................................                           215                           --
     Accrued restructuring expenses.................................                           224                          224
     Accrued taxes payable..........................................                           926                        1,087
     Other accrued liabilities......................................                         2,101                        1,942
     Accrued acquisition liabilities................................                         2,569                           --
     Deferred revenue...............................................                         1,882                        1,115
                                                                                          --------                     --------
         Total liabilities..........................................                        10,307                        6,145
                                                                                          --------                     --------

Shareholders' equity:
     Preferred stock, par value $.01, 2,000,000 shares authorized;
          none issued and outstanding
     Common stock, par value $.01, 50,000,000 shares authorized;
          Shares issued and outstanding: 1999, 25,128,362;
          1998, 24,954,545.........................................                            251                          249
     Additional paid-in capital....................................                         79,880                       79,553
     Accumulated deficit...........................................                        (58,941)                     (57,483)
     Accumulated comprehensive deficit.............................                           (177)                        (147)
                                                                                          --------                     --------
         Total shareholders' equity................................                         21,013                       22,172
                                                                                          --------                     --------
                                                                                          $ 31,320                     $ 28,317
                                                                                          ========                     ========



         See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                                        Three Month Period Ended
                                                                            --------------------------------------------
                                                                                   March 31,                 March 28,
                                                                                      1999                     1998
                                                                            -----------------         ------------------
Net revenues:
    License..............................................................           $ 3,162                   $ 2,953
    License - related party..............................................                --                       704
    Service and other....................................................             1,360                     1,261
                                                                                    -------                   -------
          Net revenues...................................................             4,522                     4,918
                                                                                    -------                   -------

Cost of revenues:
    License..............................................................               570                       200
    Service and other....................................................             1,414                     1,128
                                                                                    -------                   -------
          Total cost of revenues.........................................             1,984                     1,328
                                                                                    -------                   -------

Gross profit.............................................................             2,538                     3,590
                                                                                    -------                   -------

Operating expenses:
    Research and development.............................................             1,636                     1,435
    Sales and marketing..................................................             1,557                     1,487
    General and administrative...........................................             1,052                       657
                                                                                    -------                   -------
         Total...........................................................             4,245                     3,579
                                                                                    -------                   -------

Operating (loss) income..................................................            (1,707)                       11
Other income, net........................................................               249                       461
                                                                                    -------                   -------

(Loss) income before provision for income taxes..........................            (1,458)                      472
Provision for income taxes...............................................                --                       132
                                                                                    -------                   -------
Net (loss) income........................................................            (1,458)                      340
Other comprehensive loss.................................................               (30)                      (31)
                                                                                    -------                   -------
Comprehensive (loss) income..............................................           $(1,488)                  $   309
                                                                                    =======                   =======

Basic net (loss) income per common share.................................            $(0.06)                    $0.02
                                                                                    =======                   =======

Diluted net (loss) income per common share...............................            $(0.06)                    $0.01
                                                                                    =======                   =======

Weighted average shares outstanding used in net (loss) income per common share calculations:
    Basic................................................................            25,016                    22,548
    Diluted..............................................................            25,016                    23,289

                   See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                        Three Month Period Ended
                                                                    --------------------------------
                                                                     March 31,             March 28,
                                                                       1999                  1998
                                                                    ----------             ---------
Cash flows from operating activities:
  Net income (loss) from continuing operations..................... $  (1,458)               $  340
  Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
    Depreciation and amortization..................................       313                   268
    Reserve for returns and bad debts..............................        65                    33
    Changes in operating assets and liabilities....................      (976)                 (242)
                                                                    ---------                ------
      Net cash (used for) provided by operating activities.........    (2,056)                  399
                                                                    ---------                ------
Cash flows from investing activities:
    Net purchases of short-term investments........................    (6,790)                   --
    Purchases of property and equipment............................      (249)                 (299)
    Cash paid for business acquisition , net of cash acquired......      (408)                   --
    Change in other assets.........................................        34                   (19)
                                                                    ---------                ------
      Net cash used for investing activities...................        (7,413)                 (318)
                                                                    ---------                ------
Cash flows from financing activities:
    Proceeds from issuance of common stock.........................       329                    --
    Payments on capital lease obligations..........................      (284)                   --
                                                                    ---------                ------
      Net cash provided by financing activities....................        45                    --
                                                                    ---------                ------
Net cash used by discontinued operations...........................        --                  (178)
                                                                    ---------                ------

Effect of exchange rate changes on cash............................       (30)                  (31)
                                                                    ---------                ------
Net decrease in cash and cash equivalents..........................    (9,454)                 (128)
Cash and cash equivalents, beginning of period.....................    19,495                 6,252
                                                                    ---------                ------
Cash and cash equivalents, end of period........................... $  10,041                $6,124
                                                                    =========                ======




         See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
1.   General

  The consolidated financial statements include the accounts of Vertel Corporation and its subsidiaries (the ''Company''). All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. In the fourth quarter of 1998, the Company adopted a calendar-year convention for its fiscal year end and quarter ends. Accordingly, the fiscal year end for 1998 was December 31, 1998. Prior to the fourth quarter of 1998, the Company's fiscal year was the 52 or 53-week period ending on the Saturday nearest to December 31, and the fiscal quarter ends ended on the thirteenth Saturday of the quarter period. For simplicity of presentation, the Company has described the 13 weeks ended March 28, 1998 as the three months ended March 28, 1998.

   It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of results that may be expected for the full year.

   Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 consolidated financial statement presentation.


2.   Statement of Cash Flows

  Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):


                                                 Three Month Period Ended
                                                ---------------------------
                                                March 31,         March 28,
                                                  1999              1998
                                                ---------         ---------
Trade accounts receivable...................... $(503)              $ 528
Prepaid expenses and other current assets......   (16)               (505)
Accounts payable...............................   186                 (47)
Accrued wages and related liabilities..........   (99)                158
Cash payments for restructuring expenses.......    --                (930)
Other accrued liabilities......................   (83)                415
Accrued taxes payable..........................  (161)                 --
Deferred revenue...............................  (300)                139
                                                -----               -----
                                                $(976)              $(242)
                                                =====               =====

                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

3.   Acquisition of Expersoft Corporation

  In March, 1999, the Company acquired Expersoft Corporation (''Expersoft''). Expersoft develops and markets standards-based, high performance Common Object Request Broker Architecture (CORBA) software technology. The acquisition price was approximately $3,225,000 and consisted of cash of $3,000,000 and acquisition costs of $225,000. At March 31, 1999 the Company had paid $656,000 of the cash consideration and acquisition costs. The balance of $2,569,000 is expected to be paid during the three month periods ending June 30, 1999 ($2,059,000) and September 30, 1999 ($510,000). The acquisition was accounted for as a purchase. In connection with the purchase, assets were acquired and obligations incurred as follows (in thousands):

Accounts receivable, net......................................... $   131
Costs and estimated earnings in an uncompleted contract..........     385
Prepaid and other assets.........................................     113
Equipment, furniture, fixtures and leasehold improvements, net...     324
Cash paid for acquisition (net of $248,000 cash acquired)........    (408)
Accounts payable.................................................    (203)
Accrued wages and related liabilities............................    (181)
Other accrued liabilities........................................    (641)
Capital lease obligations........................................    (498)
Short-term debt .................................................    (142)
Deferred revenue.................................................  (1,053)
Accrued acquisition liabilities..................................  (2,569)
                                                                   ------
Goodwill .......................................................  $(4,742)
                                                                  =======

  The goodwill is being amortized using the straight-line method over its estimated useful life of five years.

  The operating results of Expersoft are included in the Company's consolidated financial statements from the date of acquisition (effective March 12, 1999). The unaudited pro forma consolidated information set forth below presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented.

  These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred if the acquisition had taken place at the beginning of the period presented or the results that may occur in the future.

  Unaudited pro forma consolidated results for the periods ended March 31, 1999 and March 28, 1998 are as follows (in thousands):

                                                              Three Month Period Ended
                                                           --------------------------------
                                                           March 31,             March 28,
                                                             1999                  1998
                                                           -----------          -----------
                                                           (unaudited)          (unaudited)

Pro forma revenues.......................................   $ 4,939              $ 5,603

Pro forma net loss.......................................   $ 1,757              $   853

Pro forma loss per share basic and diluted...............   $ (0.07)             $ (0.04)

Shares used in computation of pro forma loss per share...    25,016               22,548

                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

4.   Recent Accounting Pronouncements

     In December 1998, the Accounting Standards Executive Committee, or AcSEC, released Statement of Position ("SOP") 98-9, ''Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.'' SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the ''residual method'' when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting,
(2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for the Company for transactions that are entered into beginning in fiscal year 2000. Retroactive application is prohibited. The Company does not believe that the requirements of SOP 98-9 will have any material impact on the Company's revenue recognition policies.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

  "Safe Harbor" Statements under the Private Securities Litigation Reform Act of 1995: Except for the historical information presented, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements that involve risks and uncertainties, including the risks of timely development, deployment and success of new and enhanced telecommunications management network ("TMN") products, loss of key customer relationships, the impact of competitive products and the dependence on key partners and alliances, the length of the Company's sales cycle, size and timing of license fees closed during the quarter, the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter which makes forecasting difficult and subject to a substantial risk of variance with actual results, economic uncertainties associated with conducting business on a worldwide basis, the Company's ability to control expenditures at a level consistent with revenues and the other risks detailed from time to time in the Company's public disclosure filings with the U.S. Securities and Exchange Commission (SEC). Copies of the most recent Forms 10-K and 10-Q are available upon request from Vertel's Investor Relations Department. Without limiting the foregoing, the forward looking statements herein also involve risks related to the Year 2000, as the dates on which the Company believes the Year 2000 readiness program will be completed are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 readiness program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to Year 2000 issues and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

  The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I -
Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

  Net Revenues.   Net revenues decreased $396,000 or 8% to $4,522,000 for the three months ended March 31, 1999 (the "first quarter of 1999") compared to $4,918,000 for the three month period ended March 28, 1998 (the "first quarter of 1998"). The reduction in revenues was primarily due to lower license revenues in 1999.

License revenues decreased $495,000 or 14% to $3,162,000 during the first quarter of 1999 from $3,657,000 during the first quarter of 1998. The decrease in license revenues during the first quarter of 1999 compared to the first quarter of 1998 was primarily the result of the one-time licensing to a related party during the first quarter of 1998 ($704,000) and revenues during the first quarter of 1998 related to Company's CDPD and pACT product line ($216,000), which was sold by the Company during the third quarter of 1998. The decreases were partially offset by license revenue from Expersoft ($431,000) which was acquired during March 1999.

Service revenues increased $99,000 or 8% to $1,360,000 during the first quarter of 1999 from $1,261,000 during the first quarter of 1998. The increase in service revenues during the first quarter of 1999 compared to the first quarter of 1998 was primarily the result of the Expersoft acquisition ($167,000), which was partially offset by lower custom software engineering services ($70,000) performed during the first quarter of fiscal 1999 compared to the first quarter of 1998.

  Sales to customers outside of the United States comprised approximately 38% of net revenues in the first quarter of 1999 compared to 32% in the same period of 1998. The Company has historically reported a high percentage of sales to customers outside of the United States which the Company believes reflects a high degree of investment by non-U.S. companies in new infrastructure, compared to their U.S. counterparts. The Company expects to continue significant international sales, however, continued economic turmoil in foreign markets could impact future sales in those regions.

  Gross Profit. Cost of revenues consists primarily of professional engineering services and warranty and technical support, all primarily comprised of payroll and related costs, and royalties paid under software licensing agreements.
Gross margin decreased to 56% of net revenues in the first quarter of 1999, from 73% in the first quarter of 1998. The decrease in the first quarter of 1999 was primarily due to reduced margins on professional engineering services, an increased technical support infrastructure and a certain license transaction of Expersoft valued at $402,000 of which $385,000 in costs and estimated earnings had accrued to Expersoft prior to the acquisition as a result of Expersoft completing substantially all of the related software development.

  Research and Development.   The Company has invested heavily in research and
development to expand its expertise in TMN-based software solutions, TMN-based applications and technologies and to continue sustaining support of its product offerings. Through its Expersoft acquisition, the Company added CORBA technology to its network management solutions and intends to develop embedded telecom specific implementations of this technology. The major components of R&D expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, the cost of facilities and depreciation of capital equipment, which consists primarily of computer and test equipment. Costs related to R&D in certain cases are offset by customer reimbursement of non-recurring engineering efforts.

  Total R&D expenses increased $201,000 or 14% to $1,636,000 in the first quarter of 1999 from $1,435,000 in the first quarter of 1998. The increase in R&D expenses during the first quarter of 1999 was primarily the result of lower non-recurring engineering services performed during the first quarter of 1999 as compared to the first quarter of 1998 ($94,000), and the addition of Expersoft's product development organization ($59,000).

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

  The Company expects to continue to make significant investments in the development of new products and feature enhancements to existing product lines, although such expenses may fluctuate from quarter to quarter both in absolute dollars and as a percentage of revenue depending on the status of various development projects, the level of non-recurring engineering services and the amount of revenue.

  Sales and Marketing. Sales and marketing expenses consist primarily of personnel and associated costs related to selling and marketing activities, including marketing programs such as trade shows and other promotional costs. The Company believes that substantial sales and marketing expenditures are essential to developing the opportunities for revenue growth and to sustaining the Company's competitive position. Sales and marketing expenses are expected to continue to comprise a significant percentage of the Company's total expenses because of costs associated with supporting the worldwide sales and marketing functions necessary to meet the needs of the Company's customer base and respond to the opportunities in the TMN and CORBA marketplaces.

  Sales and marketing expenses increased $70,000 or 5% to $1,557,000 in the first quarter of 1999 from $1,487,000 in the first quarter of 1998. The increase in the first quarter of 1999 was primarily due to increased sales commission expenses and expenses related to trade shows.

The Company intends to expand its sales and marketing functions further during 1999 to support anticipated broader market adoption of TMN and CORBA product technologies and anticipates its dollar expenditures on sales and marketing will be higher in 1999 as a result thereof.

  General and Administrative.   General and administrative expenses consist
primarily of salaries, rent and other related expenses of administrative, executive and financial personnel as well as professional fees, investor relations costs and insurance premiums. General and administrative expenses increased $395,000 or 60% to $1,052,000 in the first quarter of 1999 as compared to $657,000 in the first quarter of 1998. The increase in the first quarter of 1999 was primarily the result of a non-recurring charge of $193,000 related to the value of stock options granted to three former officers in January 1999 and approximately $100,000 related to Expersoft for the partial interim period, of which $40,000 related to the commencement in amortization of $4.7 million in goodwill in connection with the acquisition. The goodwill is being amortized over five years and will approximate $238,000 per quarter.

  Loss from Continuing Operations.   The Company incurred a loss from continuing
operations of $1,707,000 in the first quarter of 1999 compared to income from continuing operations in the first quarter of 1998 of $11,000. The loss in the first quarter of 1999 was due to a combination of lower revenues, lower margins and higher operating expenses as discussed above.

  Other Income, Net.   Other income, net decreased $212,000 or 46% to $249,000
in the first quarter of 1999 as compared to $461,000 for the first quarter of 1998. Although interest income increased by $150,000 in the first quarter of 1999 as a result of the higher cash balances, this increase was more than offset by the non-recurring $400,000 gain to reflect curtailment of a non-U.S. pension plan that previously covered the Company's Irish employees recorded in the first quarter of 1998.

  Provision for Income Taxes.   The Company did not record a provision for
income taxes in the first quarter of 1999 as the Company anticipates utilizing net operating losses to offset any pre-tax income. In the first quarter of 1998 the Company recorded a provision for taxes in the amount of $132,000, which primarily represented an estimate for non-U.S. taxes associated with the surplus assets refund upon curtailment of a non-U.S. pension plan.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

  Net cash used by operating activities during the first quarter of 1999 was $2,056,000 compared to $399,000 generated by operating activities in the first quarter of 1998. The negative cash flow from operations in the first quarter of 1999 was primarily the result of the operating loss from continuing operations ($1,458,000), an increase in accounts receivable ($503,000), a decrease in deferred revenue ($300,000) and a decrease in accrued taxes payable ($161,000). These amounts were partially offset by an increase in accounts payable ($186,000) and non-cash depreciation and amortization ($313,000).

  Net cash used by investing activities in the first quarter of 1999 was $7,413,000 compared to $318,000 in the first quarter of 1998. The net cash used in the first quarter of 1999 primarily comprised purchases of short-term investments ($6,790,000), cash paid to date for the acquisition of Expersoft ($408,000) and purchases of property and equipment ($249,000).

  Net cash provided in the first quarter of 1999 by financing activities was $45,000. This amount is comprised of $329,000 received from the exercise of stock which was offset by payments of $284,000 for capital lease obligations resulting from the Expersoft acquisition.

  The Company believes that cash and short-term investment balances ($17,809,000 at March 31, 1999) will be sufficient to meet the Company's liquidity requirements for the next twelve months. From time to time, the Company may also consider the acquisitions of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisitions or investments may require additional capital resources.

Year 2000 Issues

  General.   The Company continues to conduct a company-wide Year 2000 readiness program (''Y2K Program''). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company anticipates that Year 2000 compliance will be substantially complete by June 1999.

  Y2000 Program. The Company's Y2K Program is divided into four major sections:
(1) Company developed products, (2) internal information processing (''IP'') systems, (3) non-IP systems, and (4) third-party suppliers and customers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; and (3) repairing or replacing material items that are determined not to be Year 2000 compliant.

  The Company has completed the review of all Company developed products for Year 2000 compliance purposes. The Company believes that most (90%) of the Company's products are Year 2000 compliant and that those that are not Year 2000 compliant will be upgraded to be Year 2000 compliant by June 1999, or discontinued and replaced with Year 2000 compliant products providing the same functionality. However, to the extent that others, such as system integrators, make use of the Company's software in developing solutions for third parties, the Company may have no knowledge as to the Year 2000 readiness of those third party products. In addition it is possible that third parties could assert claims against the Company or its customers concerning Year 2000 issues and regardless of their merits or lack thereof, and such claims could be material.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

  The Company has completed an evaluation of Year 2000 issues associated with its internal IP computer systems. Most of the Company's computer systems are already Year 2000 compliant. Other internal computer systems that have been identified as non-compliant will be upgraded to be Year 2000 compliant by June 1999.

  The Company has completed an evaluation of Year 2000 issues associated with its non-IP systems. Most of them are Year 2000 compliant. Those non-IP systems that are not Year 2000 compliant will be repaired or replaced by June 1999.

  The Company has completed an evaluation of the possible effects on the Company's operations of the Year 2000 readiness of its key suppliers. The Company relies on third party manufacturers for the proper functioning of its information systems, software and products. The failure of those manufacturers to successfully address Year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs cannot be known with certainty at this time.

  Costs.   The total cost associated with required modifications to become Year
2000 compliant is not expected to be material to the Company's financial position. Through March 31, 1999, the Company has spent less than $200,000 to implement the Year 2000 compliance program. Approximately $100,000 of that amount represents new equipment and software and has been capitalized while the remainder has been expensed. The Company estimates that it may spend up to an additional $150,000 for other replacements or upgrades and for communicating with key suppliers and customers. Approximately $120,000 of that amount will relate to new computer equipment and software and will be capitalized, and the remainder will be expensed as incurred.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  (a) Quantitative Information About Market Risk.

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company maintains an investment policy that ensures the safety and preservation of its invested funds by limiting default risk, market risk and investment risk. As of March 31, 1999, the Company had $10,041,000 and $7,768,000 in cash and cash equivalents and short-term investments, respectively, with a weighted average variable rate of 4.75% and 4.99%, respectively.

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                  (continued)

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

     The Company currently has $357,000 of short-term debt and no long-term debt.

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

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

          27.1     Financial Data Schedule.

(b)       REPORTS ON FORM 8-K

          None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VERTEL CORPORATION
                                  (Registrant)


Date: May 10, 1999                 /s/ GORDON L. ALMQUIST
                                   __________________________________
                                   Gordon L. Almquist
                                   Vice President, Finance and Administration,
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

27.1 Financial Data Schedule for the three months ended March 31, 1999: filed electronically.