Form 10-Q
period 1999-06-30
VERTEL CORP
filed 1999-08-16
CIK 880458

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549


                                ---------------

                                   FORM 10-Q
(Mark one)
            [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________to _________.

                        Commission File Number 0-19640


                                ---------------


                              VERTEL CORPORATION
            (Exact name of Registrant as specified in its charter)

             California                                 95-3948704
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


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

                                 Yes  X   No   .
                                     ---     ---


As of August 9, 1999 there were 25,446,358 shares of common stock outstanding.

================================================================================

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              VERTEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                      June 30,              December 31,
                              ASSETS                                                    1999                   1998
                                                                                     ----------             -----------
                                                                                    (unaudited)
Current assets:
     Cash and cash equivalents.....................................                   $  3,999               $ 19,495
     Short-term investments........................................                      8,380                    978
     Trade accounts receivable (net of allowances of $696 as of
           June 30, 1999 and $556 as of December 31, 1998).........                      7,220                  4,477
     Prepaid expenses and other current assets.....................                        666                    540
                                                                                      --------               --------
          Total current assets.....................................                     20,265                 25,490

Property and equipment, net........................................                      1,343                  1,025
Investments........................................................                      1,437                  1,437
Goodwill...........................................................                      4,464                     --
Other assets.......................................................                        327                    365
                                                                                      --------               --------
                                                                                      $ 27,836               $ 28,317
                                                                                      ========               ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable..............................................                   $    716               $    426
     Accrued wages and related liabilities.........................                      1,840                  1,351
     Capital lease obligations.....................................                        138                     --
     Accrued restructuring expenses................................                        223                    224
     Accrued taxes payable.........................................                        903                  1,087
     Other accrued liabilities.....................................                      1,904                  1,942
     Accrued acquisition liabilities...............................                        647                     --
     Deferred revenue..............................................                      1,741                  1,115
                                                                                      --------               --------
          Total liabilities........................................                      8,112                  6,145
                                                                                      --------               --------

Shareholders' equity:
     Preferred stock, par value $.01, 2,000,000 shares authorized;
          none issued and outstanding
     Common stock, par value $.01, 50,000,000 shares authorized;
          Shares issued and outstanding: 1999, 25,382,761;
                  1998, 24,954,545.................................                        254                    249
     Additional paid-in capital....................................                     80,301                 79,553
     Accumulated deficit...........................................                    (60,692)               (57,483)
     Accumulated comprehensive deficit.............................                       (139)                  (147)
                                                                                      --------               --------
          Total shareholders' equity...............................                     19,724                 22,172
                                                                                      --------               --------
                                                                                      $ 27,836               $ 28,317
                                                                                      ========               ========

         See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                        Three Month Period Ended           Six Month Period Ended
                                                    -------------------------------     -----------------------------
                                                       June 30,         June 27,           June 30,       June 27,
                                                         1999             1998               1999           1998
                                                    -------------    -------------      -------------   -------------
Net revenues:
    License..................................           $ 3,602         $ 3,670            $ 6,764        $ 6,648
    License-related party....................                --              33                 --            737
    Service and other........................             2,000           1,300              3,360          2,536
                                                        -------         -------            -------        -------
          Net revenues.......................             5,602           5,003             10,124          9,921
                                                        -------         -------            -------        -------

Cost of revenues:
    License..................................               421             330                991            530
    Service and other........................             1,497           1,231              2,911          2,359
                                                        -------         -------            -------        -------
          Total cost of revenues.............             1,918           1,561              3,902          2,889
                                                        -------         -------            -------        -------

Gross profit.................................             3,684           3,442              6,222          7,032
                                                        -------         -------            -------        -------

Operating expenses:
    Research and development.................             1,975           1,612              3,611          3,047
    Sales and marketing......................             2,202           1,463              3,759          2,950
    General and administrative...............             1,381             677              2,433          1,334
                                                        -------         -------            -------        -------
         Total...............................             5,558           3,752              9,803          7,331
                                                        -------         -------            -------        -------

Operating loss...............................            (1,874)           (310)            (3,581)          (299)
Other income, net............................               143             202                392            663
                                                        -------         -------            -------        -------

(Loss) income before provision for income
      taxes..................................            (1,731)           (108)            (3,189)           364
Provision for income taxes...................                20              64                 20            196
                                                        -------         -------            -------        -------
Net (loss) income............................            (1,751)           (172)            (3,209)           168
Other comprehensive income (expense).........                38             (52)                 8            (21)
                                                        -------         -------            -------        -------
Comprehensive (loss) income..................           $(1,713)        $  (224)           $(3,201)       $   147
                                                        =======         =======            =======        =======

Basic net (loss) income per common share.....            ($0.07)        $ (0.01)           $ (0.13)       $  0.01
                                                        =======         =======            =======        =======

Diluted net (loss) income per common share...            ($0.07)        $ (0.01)           $ (0.13)       $  0.01
                                                        =======         =======            =======        =======

Weighted average shares outstanding used in
      net (loss) income per common share
      calculations:
    Basic....................................            25,354          22,923             25,280         22,736
    Diluted..................................            25,354          22,923             25,280         24,602

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                       Six Month Period Ended
                                                                ----------------------------------
                                                                 June 30,               June 27,
                                                                   1999                   1998
                                                                 ---------              ---------
Cash flows from operating activities:
Net income (loss) from continuing operations.................    $(3,209)                  $168
Adjustments to reconcile net loss from continuing operations to net cash provided by  (used for) operating activities:
    Depreciation and amortization............................        940                    501
    Reserve for returns and bad debts........................        140                     88
    Non-cash stock based compensation........................        192                     --
    Changes in operating assets and liabilities..............     (2,947)                  (223)
                                                                 -------                 ------
    Net cash (used for) provided by operating activities.....     (4,884)                   534
                                                                 -------                 ------
Cash flows from investing activities:
    Net purchases of short-term investments..................     (7,402)                (4,691)
    Purchases of property and equipment......................       (656)                  (445)
    Cash paid for business acquisition, net of cash acquired.     (2,330)                    --
    Change in other assets...................................         91                     40
                                                                 -------                -------
    Net cash used for investing activities...................    (10,297)                (5,096)
                                                                 -------                -------
Cash flows from financing activities:
    Proceeds from issuance of common stock...................        180                    249
    Payments on short-term debt and capital lease obligations       (503)                    --
                                                                 -------                 ------
    Net cash (used for) provided by financing activities.....       (323)                   249
                                                                 -------                 ------
Net cash used by discontinued operations.....................         --                   (178)
                                                                 -------                 ------
Effect of exchange rate changes on cash......................          8                    (21)
                                                                 -------                 ------
Net decrease in cash and cash equivalents....................    (15,496)                (4,512)
Cash and cash equivalents, beginning of period...............     19,495                  6,252
                                                                 -------                 ------
Cash and cash equivalents, end of period.....................     $3,999                 $1,740
                                                                 =======                 ======

         See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
1.   General

     The consolidated financial statements include the accounts of Vertel Corporation and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. In the fourth quarter of 1998, the Company adopted a calendar-year convention for its fiscal year end and quarter ends. Accordingly, the fiscal year end for 1998 was December 31, 1998. Prior to the fourth quarter of 1998, the Company's fiscal year was the 52 or 53-week period ending on the Saturday nearest to December 31, and the fiscal quarter ends ended on the thirteenth Saturday of the quarter period. For simplicity of presentation, the Company has described the 13 weeks ended June 27, 1998, and the 26 weeks ended June 27, 1998, as the three months ended June 27, 1998 and as the six months ended June 27, 1998, respectively.

     It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of results that may be expected for the full year.

     Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 consolidated financial statement presentation.


2.   Statement of Cash Flows

     Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):


                                                                                               Six Month Period Ended
                                                                                              ------------------------
                                                                                                June 30,     June 27,
                                                                                                  1999         1998
                                                                                              ------------  ----------
Trade accounts receivable..............................................................         $(2,752)     $   (89)
Prepaid expenses and other current assets..............................................             (65)          32
Accounts payable.......................................................................              87         (245)
Accrued wages and related liabilities..................................................             308          (38)
Cash payments for restructuring expenses...............................................              (1)      (1,112)
Other accrued liabilities..............................................................             101          966
Accrued taxes payable..................................................................            (184)          (9)
Deferred revenue.......................................................................            (441)         272
                                                                                                -------      -------
                                                                                                $(2,947)     $  (223)
                                                                                                =======      =======

                              VERTEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

3.   Acquisition of Expersoft Corporation

     In March, 1999, the Company acquired Expersoft Corporation ("Expersoft"). Expersoft develops and markets standards-based, high performance Common Object Request Broker Architecture (CORBA) software technology. The acquisition price was approximately $3,225,000 and consisted of cash of $3,000,000 and acquisition costs of $225,000. At June 30, 1999 the Company had paid $2,578,000 of the cash consideration and acquisition costs. The balance of $647,000 is expected to be paid during the three month period ending September 30, 1999. The acquisition was accounted for as a purchase. In connection with the purchase, the fair value of assets acquired and obligations incurred were as follows (in thousands):


Accounts receivable, net........................................    $ 131
Costs and estimated earnings in an uncompleted contract.........      385
Prepaid and other assets........................................      113
Equipment, furniture, fixtures and leasehold improvements, net..      324
Cash paid for acquisition (net of $248,000 cash acquired).......     (408)
Accounts payable................................................     (203)
Accrued wages and related liabilities...........................     (181)
Other accrued liabilities.......................................     (641)
Capital lease obligations.......................................     (498)
Short-term debt.................................................     (142)
Deferred revenue................................................   (1,053)
Accrued acquisition liabilities.................................   (2,569)
                                                                 --------
Goodwill........................................................ $ (4,742)
                                                                 ========

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

     Unaudited pro forma consolidated results for the periods ended June 30, 1999 and June 27, 1998 are as follows (in thousands):

                                            Three Month Period Ended                        Six Month Period Ended
                                     ---------------------------------------       -----------------------------------------
                                         June 30,               June 27,               June 30,                June 27,
                                           1999                   1998                   1999                    1998
                                     ----------------       ----------------       ----------------         ----------------
 Pro forma revenues..............         $ 5,602                $ 5,619                $10,541                  $11,222
 Pro forma net loss..............           1,751                    897                  3,508                    1,750
 Pro forma loss per share basic
    and diluted..................         $  0.07                $  0.04                $  0.14                  $  0.08
 Shares used in computation of
    pro forma loss per share.....          25,354                 22,923                 25,280                   22,736

                              VERTEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

4.  Recent Accounting Pronouncements

     In December 1998, the Accounting Standards Executive Committee, or AcSEC, released Statement of Position ("SOP") 98-9,"Modification of SOP 97-2,
Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting,
(2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for the Company for transactions that are entered into beginning in fiscal year 2000. Retroactive application is prohibited. The Company does not believe that the requirements of SOP 98-9 will have any material impact on the Company's revenue recognition policies.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     "Safe Harbor" Statements under the Private Securities Litigation Reform
Act of 1995: Except for the historical information presented, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements that involve risks and uncertainties, including the risks of timely and successful development of products and technologies; successful introduction and customer acceptance of new and enhanced products and technologies in existing and new markets; the possible development and introduction of competitive products and new and alternative technologies; loss of key customer, partner and alliance relationships; pricing, currency and exchange risks; governmental and regulatory developments affecting the Company and its customers; the ability to identify, conclude, and integrate acquisitions on a timely basis; the ability to attract and/or retain essential technical or other personnel, the length of the Company's sales cycle, size and timing of license fees closed during the quarter; the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter which makes forecasting difficult and subject to a substantial risk of variance with actual results; economic uncertainties associated with conducting business on a worldwide basis; the Company's ability to control expenditures at a level consistent with revenues and the other risks detailed from time to time in the Company's public disclosure filings with the U.S. Securities and Exchange Commission (SEC). Copies of the most recent Forms 10-K and 10-Q are available upon request from Vertel's Investor Relations Department. Without limiting the foregoing, the forward looking statements herein also involve risks related to the Year 2000, as the dates on which the Company believes the Year 2000 readiness program will be completed are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 readiness program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to Year 2000 issues and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

     Net Revenues. Net revenues increased $599,000 or 12% to $5,602,000 for the three months ended June 30, 1999 (the "second quarter of 1999") compared to $5,003,000 for the three month period ended June 27, 1998 (the "second quarter of 1998"), and increased $203,000, or 2%, to $10,124,000 for the six months ended June 30, 1999 (the "first half of 1999") as compared to $9,921,000 for the six months ended June 27, 1998 (the "first half of 1998").


     License revenues decreased $101,000 or 3% to $3,602,000 during the second quarter of 1999 from $3,703,000 during the second quarter of 1998. The decrease in license revenues during the second quarter of 1999 compared to the second quarter of 1998 was primarily the result of a $1,000,000 licensing fee in the second quarter of 1998 arising out of a semi-exclusive licensing contract with a customer for Vertel's Aeronautical Telecommunications Network (ATN) Router software (during 1998,the assets and liabilities of the Company's ATN operations in Ireland were assigned to a subsidiary of Airtel ATN plc and the Company no longer markets this product line), and revenues during the second quarter of 1998 related to Company's CDPD product line (approximately $300,000), which was sold by the Company during the third quarter of 1998. The decreases were substantially offset by license revenue from Expersoft ($1,102,000) which was acquired during March 1999. License revenues for the first half of 1999 ($6,764,000) decreased $620,000 or 8%, compared to the first half of 1998 ($7,385,000). The decrease was primarily due to the 1998 ATN and CDPD revenues as described above (approximately $1,550,000), as well as the one-time licensing to a related party in 1998 ($737,000), all of which was partially offset by $1,533,000 in Expersoft licensing revenues recognized in the first half of 1999. License revenues consist primarily of license fees and royalties derived from the Company's telecommunication management network ("TMN") software solutions and development platforms and CORBA software products.

     Service and other revenues, which consist primarily of fees from professional service projects, software maintenance, and custom software engineering, increased $700,000 or 54% to $2,000,000 during the second quarter of 1999 from $1,300,000 during the second quarter of 1998. The increase in service revenues during the second quarter of 1999 compared to the second quarter of 1998 was principally the result of increased professional service revenue ($314,000) as well as service revenue (primarily maintenance) from Expersoft ($398,000). Service and other revenues for the first half of 1999 increased $824,000, or 32%, to $3,360,000 as compared to $2,536,000 for the first half of 1998 and was due primarily to increased revenue from professional service contracts, and service revenue from Expersoft ($565,000).

     Sales to customers outside of the United States comprised approximately 50% of net revenues in the second quarter of 1999 compared to approximately 58% in the same period of 1998. For the first half of 1999 sales to customers outside the United States comprised approximately 45% of net revenues as compared to approximately 52% in the same period of 1998. The Company has historically reported a high percentage of sales to customers outside of the United States and the Company expects to continue significant international sales. However, any economic turmoil in foreign markets could impact future sales in the affected regions.

     Sales to one customer (Sprint Corp) comprised approximately 18% of net revenues in the second quarter of 1999 and approximately 11% of net revenues for the first half of 1999. No other single customer accounted for more than 10% of the Company's revenues for the second quarter and first half of 1999 and 1998.

     Gross Profit. Cost of revenues consists primarily of professional engineering services and warranty and technical support, all primarily comprised of payroll and related costs, and royalties paid under software licensing agreements. Gross margin decreased to 66% and 61% of net revenues for the second quarter of 1999 and the first half of 1999 respectively, as compared to 69% and 71% for the same periods in 1998. The decrease in the second quarter and the first half of 1999 was primarily due to a higher percentage of service and other revenues, which have a lower margin compared to license revenues. Additionally, license margins for the first half of 1999 were adversely impacted as a result of a certain license transaction of Expersoft (which occurred in the first quarter of 1999) valued at

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

$402,000, of which $385,000 in costs and estimated earnings had accrued to Expersoft prior to the acquisition as a result of Expersoft completing substantially all of the related software development.

     Research and Development. The Company has invested heavily in research and development to expand its expertise in TMN-based software solutions, TMN-based applications and technologies and to continue sustaining support of its product offerings. Through its Expersoft acquisition, the Company added CORBA technology to its network management solutions and intends to develop carrier-grade CORBA products specifically designed to operate in an embedded environment. The major components of R&D expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, the cost of facilities and depreciation of capital equipment, which consists primarily of computer and test equipment. Costs related to R&D in certain cases are offset by customer reimbursement of non-recurring engineering efforts.

     Total R&D expenses increased $363,000, or 23%, to $1,975,000 in the second quarter of 1999 from $1,612,000 in the second quarter of 1998. The increase in R&D expenses during the second quarter of 1999 was primarily the result of the addition of Expersoft's product development organization ($523,000) and a lower chargeback to cost of revenues for non-recurring engineering services ($43,000), both of which were partially offset by reduced payroll and consulting costs ($201,000) related to TMN product development. R&D expenses for the first half of 1999 increased $564,000, or 18%, over the first half of 1998 primarily as a result of the addition of Expersoft's product development organization ($582,000) and a lower chargeback to cost of revenues for non-recurring engineering services ($147,000), both of which were partially offset by reduced payroll and consulting costs ($204,000) related to TMN product development.

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

     Sales and marketing expenses increased $739,000 or 51% to $2,202,000 in the second quarter of 1999 from $1,463,000 in the second quarter of 1998. The increase in the second quarter of 1999 was primarily due to increased sales personnel and the associated payroll, commissions, recruiting and relocation costs ($426,000) as well as the addition of Expersoft's sales and marketing organization ($189,000). Sales and marketing expenses for the first half of 1999 increased $809,000, or 28%, over the first half of 1998 primarily as a result of increased sales personnel and the associated payroll, commissions, recruiting, and relocation costs ($508,000), increased costs of trade shows ($71,000) and the addition of Expersoft's sales and marketing organization ($191,000).

     The Company has substantially completed the expansion of its sales and marketing functions to support anticipated broader market adoption of TMN and CORBA product technologies and expects that its dollar expenditures on sales and marketing will increase at a lower rate in the second half of 1999 as a result thereof.

     General and Administrative.   General and administrative expenses consist
primarily of salaries, rent and other related expenses of administrative, executive and financial personnel as well as amortization of goodwill, professional fees, investor relations costs and insurance premiums. General and administrative expenses increased $704,000

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

or 104% to $1,381,000 in the second quarter of 1999 as compared to $677,000 in the second quarter of 1998. The increase in the second quarter of 1999 was primarily the result of the addition of the Expersoft general and administrative organization ($354,000), the amortization of the goodwill related to the purchase of Expersoft ($238,000) and increased professional fees ($100,000). The goodwill is being amortized over five years and will approximate $238,000 per quarter. General and administrative expenses for the first half of 1999 increased $1,099,000, or 82%, over the first half of 1998 to $2,433,000 as compared to $1,334,000. The increase for the first half of 1999 was primarily due to the addition of the Expersoft general and administrative organization ($406,000), the amortization of the goodwill related to the purchase of Expersoft ($278,000), a non-recurring charge related to the value of stock options granted to three former officers in January 1999 ($192,000), and increased professional fees ($130,000).


     Operating Loss. The Company incurred an operating loss of $1,874,000 in the second quarter of 1999 compared to an operating loss in the second quarter of 1998 of $310,000. The operating loss in the second quarter of 1999 was primarily due to higher operating expenses as discussed above. The operating loss for the first half of 1999 was $3,581,000, as compared to $299,000 for the corresponding period in 1998, and was due to lower margins and higher operating expenses as discussed above.

     Other Income, Net. Other income, net decreased $59,000 or 29% to $143,000 in the second quarter of 1999 as compared to $202,000 for the second quarter of 1998. The decrease was primarily the result of a non-recurring gain recorded during the second quarter of 1998 of approximately $200,000 related to the curtailment of a non-U.S. pension plan that previously covered the Company's Irish employees, which was partially offset by an increase in interest income of $95,000 for the second quarter of 1999 as a result of the higher cash balances. For the first half of 1999, other income, net decreased $271,000, or 41%, to $392,000 as compared to $663,000 for the first half of 1999. The decrease was primarily the result of a non-recurring gain recorded during the first half of 1998 of approximately $600,000 related to the curtailment of a non-U.S. pension plan that previously covered the Company's Irish employees, which was partially offset by an increase in interest income of $247,000 for the first half of 1999 as a result of the higher cash balances during 1999.

     Provision for Income Taxes.   The Company recorded a provision for income
taxes of $20,000 in the second quarter of 1999. In the second quarter of 1998 the Company recorded a provision for taxes in the amount of $64,000. For the first half of 1999 the company has recorded a provision for income taxes of $20,000, primarily for non-U.S. taxes, as the Company anticipates utilizing net operating losses to offset any pre-tax income. The provision for income taxes for the first half of 1998 was $196,000, which primarily represented an estimate for non-U.S. taxes associated with the surplus assets refund upon curtailment of a non-U.S. pension plan.

Liquidity and Capital Resources

     Net cash used by operating activities during the first half of 1999 was $4,884,000 compared to $534,000 generated by operating activities during the first half of 1998. The negative cash flow from operations during the first half of 1999 was primarily the result of the net loss ($3,209,000), an increase in accounts receivable ($2,752,000), and a decrease in deferred revenue ($441,000). These amounts were partially offset by an increase in accrued wages and related liabilities ($308,000), non-cash stock-based compensation ($192,000) and non-cash depreciation and amortization ($940,000). The cash generated from operations during the first half of 1998 was primarily the result of net income ($168,000), non-cash depreciation and amortization ($501,000), and an increase in other accrued liabilities ($966,000). These amounts were partially offset by cash payments for restructuring expenses ($1,112,000).

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

     Net cash used for investing activities during the first half of 1999 was $10,297,000 compared to $5,096,000 during the first half of 1998. The net cash used during the first half of 1999 primarily comprised purchases of short-term investments ($7,402,000), cash paid to date for the acquisition of Expersoft ($2,330,000) and purchases of property and equipment ($656,000). The net cash used during the first half of 1998 primarily comprised purchases of short-term investments ($4,691,000), and purchases of property and equipment ($445,000).

     Net cash used for financing activities during the first half of 1999 was $323,000 as compared to net cash provided by financing activities during the first half of 1998 of $249,000. The net cash used in the first half of 1999 was a result of payments of $503,000 under short-term debt and capital lease obligations related to Expersoft, which was partially offset by $180,000 received from the exercise of common stock options. The net cash provided during the first half of 1998 was from the exercise of common stock options.

     The Company believes that cash and short-term investment balances ($12,379,000 at June 30, 1999) will be sufficient to meet the Company's liquidity requirements for the next twelve months. From time to time, the Company may also consider the acquisitions of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisitions or investments may require additional capital resources.

Year 2000 Issues

     General.   The Company continues to conduct a company-wide Year 2000
readiness program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company anticipates that Year 2000 compliance will be substantially complete by September 1999.

     Y2000 Program.   The Company's Y2K Program is divided into four major
sections: (1) Company developed products, (2) internal information processing ("IP") systems, (3) non-IP systems, and (4) third-party suppliers and customers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; and (3) repairing or replacing material items that are determined not to be Year 2000 compliant.

     The Company has completed the review of all Company developed products for Year 2000 compliance purposes. The Company believes that most (99%) of the Company's products are Year 2000 compliant and that those that are not Year 2000 compliant will be upgraded to be Year 2000 compliant by September 1999, or discontinued and replaced with Year 2000 compliant products providing the same functionality. However, to the extent that others, such as system integrators, make use of the Company's software in developing solutions for third parties, the Company may have no knowledge as to the Year 2000 readiness of those third party products. In addition it is possible that third parties could assert claims against the Company or its customers concerning Year 2000 issues and regardless of their merits or lack thereof, and such claims could be material.

     The Company has completed an evaluation of Year 2000 issues associated with its internal IP computer systems. Most of the Company's computer systems are already Year 2000 compliant. Other internal computer systems that have been identified as non-compliant will be upgraded to be Year 2000 compliant by September 1999.

     The Company has completed an evaluation of Year 2000 issues associated with its non-IP systems. All significant non-IP systems are Year 2000 compliant.

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

  Costs.   The total cost associated with required modifications to become Year
2000 compliant is not expected to be material to the Company's financial position. Through June 30, 1999, the Company has spent approximately $205,000 to implement the Year 2000 compliance program. Approximately $100,000 of that amount represents new equipment and software and has been capitalized while the remainder has been expensed. The Company estimates that it may spend up to an additional $160,000 for other replacements or upgrades and for communicating with key suppliers and customers. Approximately $130,000 of that amount will relate to new computer equipment and software and will be capitalized, and the remainder will be expensed as incurred.

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

  The Company does not yet have a contingency plan to address the Year 2000 problem, but it is expected to create one by September 1999 if it appears that the Company or its key suppliers and customers will not be Year 2000 compliant and that such non-compliance is expected to have a material adverse impact on the Company's operations.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   (a) Quantitative Information About Market Risk.

       The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company maintains an investment policy that ensures the safety and preservation of its invested funds by limiting default risk, market risk and investment risk. As of June 30, 1999, the Company had $3,999,000 and $8,380,000 in cash and cash equivalents and short-term investments, respectively, with a weighted average variable rate of 5.25% and 4.96%, respectively.

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

     The Company currently has $138,000 of short-term debt and no long-term debt.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The registrant's annual meeting of shareholders was held on May 13, 1999.


(b)       The following Class I directors were elected at the meeting:
          Jeffrey Drazan and Howard Oringer. Voting results for the election of all director nominees were as follows:

                                                            In Favor        Abstain        Broker non-votes
                                                           ----------      ---------       ----------------
           Jeffrey Drazan                                  22,185,789       937,670         not applicable
           Howard Oringer                                  22,185,789       937,670         not applicable


          The current term for Class II directors, including Bruce Brown and Ralph Ungermann, will continue until the 2000 annual meeting of shareholders.

( c ) The other matters voted upon at the meeting, and results of those votes, were as follows:

          (i) Proposal to amend the Company's 1998 Stock Option Plan to increase the number of shares of common stock for issuance thereunder by 2,500,000 to an aggregate of 7,700,000.

                                             In Favor       Opposed         Abstain           Broker non-votes
                                          --------------   ----------   ----------------      ----------------
                                             9,452,131     1,983,076        138,500              11,549,752

          (ii) Proposal to amend the Company's 1996 Director's Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 200,000 to an aggregate of 560,000 shares.

                                             In Favor       Opposed         Abstain           Broker non-votes
                                          --------------   ----------   ----------------      ----------------
                                            10,224,897     1,200,035        148,775              11,549,752

          (iii) Proposal to approve the appointment of Deloitte and Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999.


                                             In Favor       Opposed         Abstain           Broker non-votes
                                          --------------   ----------   ----------------      ----------------
                                             22,789,780     299,529         34,150                    0

ITEM 5.  OTHER INFORMATION

     None.
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.1     Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

     On April 1, 1999, the Company filed a Form 8-K to report the merger of Expersoft Corporation, with a wholly owned subsidiary of the Company pursuant to an Agreement and Plan of Merger and Reorganization dated February 23, 1999 and amended March 12, 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VERTEL CORPORATION
                                  (Registrant)


Date: August 9, 1999                /s/   Gordon L. Almquist
                                    --------------------------------------------
                                    Gordon L. Almquist
                                    Vice President, Finance and Administration,
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

27.1 Financial Data Schedule for the six months ended June 30, 1999: filed electronically.