Form 10-Q
period 1999-09-30
VERTEL CORP
filed 1999-11-15
CIK 880458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549
                              ------------------



                                   FORM 10-Q
(Mark one)
   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from ________to _______.

                        Commission File Number 0-19640
                               -----------------


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

                                 Yes X   No   .
                                     --     --


As of November 3, 1999 there were 25,484,138 shares of common stock outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VERTEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                               September 30,                December 31,
                              ASSETS                                               1999                        1998
                                                                               ------------                 ------------
                                                                               (unaudited)
Current assets:
     Cash and cash equivalents.....................................              $  4,417                     $ 19,495
     Short-term investments........................................                 5,855                          978
     Trade accounts receivable (net of allowances of $691 as of
           September 30, 1999 and $556 as of December 31, 1998)....                 5,974                        4,477
     Prepaid expenses and other current assets.....................                   627                          540
                                                                                 --------                     --------
          Total current assets.....................................                16,873                       25,490

Property and equipment, net........................................                 1,497                        1,025
Investments........................................................                 1,437                        1,437
Goodwill...........................................................                 4,226                           --
Other assets.......................................................                   290                          365
                                                                                 --------                     --------
                                                                                 $ 24,323                     $ 28,317
                                                                                 ========                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable..............................................              $    757                     $    426
     Accrued wages and related liabilities.........................                 1,613                        1,351
     Capital lease obligations.....................................                    65                           --
     Accrued restructuring expenses................................                   141                          224
     Accrued taxes payable.........................................                   933                        1,087
     Other accrued liabilities.....................................                 2,265                        1,942
     Accrued acquisition liabilities...............................                    91                           --
     Deferred revenue..............................................                 1,648                        1,115
                                                                                 --------                     --------
          Total liabilities........................................                 7,513                        6,145
                                                                                 --------                     --------

Shareholders' equity:
     Preferred stock, par value $.01, 2,000,000 shares authorized;
          none issued and outstanding
     Common stock, par value $.01, 50,000,000 shares authorized;
          Shares issued and outstanding: 1999, 25,484,138;
                  1998, 24,954,545.................................                   255                          249
     Additional paid-in capital....................................                80,450                       79,553
     Accumulated deficit...........................................               (63,727)                     (57,483)
     Accumulated comprehensive deficit.............................                  (168)                        (147)
                                                                                 --------                     --------
          Total shareholders' equity...............................                16,810                       22,172
                                                                                 --------                     --------
                                                                                 $ 24,323                     $ 28,317
                                                                                 ========                     ========

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                     Three Month Period Ended                Nine Month  Period Ended
                                                ---------------------------------       ---------------------------------
                                                September 30,       September 26,       September 30,       September 26,
                                                     1999                1998                1999                1998
                                                ---------------   ---------------       ---------------   ---------------
Net revenues:
    License..................................         $ 2,618             $ 3,551             $ 9,382             $10,199
    License - related party..................              --                  --                  --                 737
    Service and other........................           2,072               1,357               5,432               3,893
                                                      -------             -------             -------             -------
          Net revenues.......................           4,690               4,908              14,814              14,829
                                                      -------             -------             -------             -------

Cost of revenues:
    License..................................             353                 165               1,344                 695
    Service and other........................           1,522               1,140               4,433               3,499
                                                      -------             -------             -------             -------
          Total cost of revenues.............           1,875               1,305               5,777               4,194
                                                      -------             -------             -------             -------

Gross profit.................................           2,815               3,603               9,037              10,635
                                                      -------             -------             -------             -------

Operating expenses:
    Research and development.................           2,118               1,677               5,729               4,724
    Sales and marketing......................           2,547               1,655               6,306               4,605
    General and administrative...............           1,078                 724               3,233               2,058
    Goodwill amortization....................             238                  --                 516                  --
    Restructuring benefit....................             (82)                 --                 (82)                 --
                                                      -------             -------             -------             -------
         Total...............................           5,899               4,056              15,702              11,387
                                                      -------             -------             -------             -------

Operating loss...............................          (3,084)               (453)             (6,665)               (752)
Other income, net............................              79               1,526                 471               2,189
                                                      -------             -------             -------             -------

(Loss) income before provision for income
      taxes..................................          (3,005)              1,073              (6,194)              1,437
Provision for income taxes...................              30                 100                  50                 296
                                                      -------             -------             -------             -------
Net (loss) income............................          (3,035)                973              (6,244)              1,141
Other comprehensive income (expense).........             (29)                446                 (21)                425
                                                      -------             -------             -------             -------
Comprehensive (loss) income..................         $(3,064)            $ 1,419             $(6,265)            $ 1,566
                                                      =======             =======             =======             =======

Basic net (loss) income per common share.....         $ (0.12)              $0.04             $ (0.25)              $0.05
                                                      =======             =======             =======             =======

Diluted net (loss) income per common share...         $ (0.12)              $0.04             $ (0.25)              $0.05
                                                      =======             =======             =======             =======

Weighted average shares outstanding used in
      net (loss) income per common share
      calculations:
    Basic....................................          25,452              22,898              25,337              22,790
    Diluted..................................          25,452              23,783              25,337              24,329

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                            Nine Month Period Ended
                                                                 --------------------------------------------
                                                                  September 30,                 September 26,
                                                                       1999                          1998
                                                                 ----------------             ---------------
Cash flows from operating activities:
  Net (loss) income from continuing operations...............        $ (6,244)                      $ 1,141
  Adjustments to reconcile net loss from continuing
   operations to net cash provided by (used for)
   operating activities:
    Depreciation and amortization............................           1,577                           763
    Reserve for returns and bad debts........................             135                            49
    Restructuring benefit....................................             (82)                           --
    Non-cash stock based compensation........................             208                            --
    Changes in operating assets and liabilities..............          (1,545)                         (265)
                                                                     --------                       -------

    Net cash (used for) provided by operating activities.....          (5,951)                        1,688
                                                                     --------                       -------

Cash flows from investing activities:
  Net purchases of short-term investments....................          (4,877)                         (978)
  Purchases of property and equipment........................          (1,208)                         (763)
  Cash paid for business acquisition , net of cash acquired            (2,887)                           --
  Change in other assets.....................................             128                           (28)
                                                                     --------                       -------

    Net cash used for investing activities...................          (8,844)                       (1,769)
                                                                     --------                       -------

Cash flows from financing activities:
  Proceeds from issuance of common stock.....................             314                           322
  Payments on short-term debt and capital lease obligations..            (576)                           --
  Proceeds from repayment of notes receivable................              --                            25
                                                                     --------                       -------

    Net cash (used for) provided by financing activities.....            (262)                          347
                                                                     --------                       -------

Net cash used by discontinued operations.....................              --                          (178)
                                                                     --------                       -------

Effect of exchange rate changes on cash......................             (21)                          (12)
                                                                     --------                       -------

Net (decrease) increase in cash and cash equivalents.........         (15,078)                           76

Cash and cash equivalents, beginning of period...............          19,495                         6,252
                                                                     --------                       -------

Cash and cash equivalents, end of period.....................        $  4,417                       $ 6,328
                                                                     ========                       =======

         See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
1. General

  The consolidated financial statements include the accounts of Vertel Corporation and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. In the fourth quarter of 1998, the Company adopted a calendar-year convention for its fiscal year end and quarter ends. Accordingly, the fiscal year end for 1998 was December 31, 1998. Prior to the fourth quarter of 1998, the Company's fiscal year was the 52 or 53-week period ending on the Saturday nearest to December 31, and the fiscal quarter ends ended on the thirteenth Saturday of the quarter period. For simplicity of presentation, the Company has described the 13 weeks ended September 26, 1998, and the 39 weeks ended September 26, 1998, as the three months ended September 26, 1998 and as the nine months ended September 26, 1998, respectively.

   It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of results that may be expected for the full year.

   Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 consolidated financial statement presentation.


2. Statement of Cash Flows

  Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

                                                                                  Nine Month Period Ended
                                                                           ------------------------------------
                                                                            September 30,         September 26,
                                                                                 1999                  1998
                                                                            -------------         -------------
Trade accounts receivable...........................................             $(1,501)             $  (196)
Prepaid expenses and other current assets...........................                 (26)                 (44)
Accounts payable....................................................                 128                 (590)
Accrued wages and related liabilities...............................                  81                   40
Cash payments for restructuring expenses............................                  (1)              (1,263)
Other accrued liabilities...........................................                 462                1,233
Accrued taxes payable...............................................                (154)                 113
Deferred revenue....................................................                (534)                 442
                                                                                 -------              -------
                                                                                 $(1,545)             $  (265)
                                                                                 =======              =======


                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

3.   Acquisition of Expersoft Corporation

  In March 1999, the Company acquired Expersoft Corporation ("Expersoft"). Expersoft develops and markets standards-based, high performance Common Object Request Broker Architecture (CORBA) software technology. The acquisition price was approximately $3,225,000 and consisted of cash of $3,000,000 and acquisition costs of $225,000. At September 30, 1999 the Company had paid $3,134,000 of the cash consideration and acquisition costs. The balance of $91,000 is expected to be paid during the three month period ending December 31, 1999. The acquisition was accounted for as a purchase. In connection with the purchase, the fair value of assets acquired and obligations incurred were as follows (in thousands):

Accounts receivable, net.........................................    $   131
Costs and estimated earnings in an uncompleted contract..........        385
Prepaid and other assets.........................................        113
Equipment, furniture, fixtures and leasehold improvements, net...        324
Cash paid for acquisition (net of $248,000 cash acquired)........       (408)
Accounts payable.................................................       (203)
Accrued wages and related liabilities............................       (181)
Other accrued liabilities........................................       (641)
Capital lease obligations........................................       (498)
Short-term debt..................................................       (142)
Deferred revenue.................................................     (1,053)
Accrued acquisition liabilities..................................     (2,569)
                                                                     -------

Goodwill.........................................................    $(4,742)
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

  These pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred if the acquisition had taken place at the beginning of the period presented or the results that may occur in the future.

  Pro forma consolidated results for the periods ended September 30, 1999 and September 26, 1998 are as follows (in thousands):

                                            Three Month Period Ended                     Nine Month Period Ended
                                      ------------------------------------        -------------------------------------
                                      September 30,          September 26,        September 30,           September 26,
                                           1999                  1998                  1999                    1998
                                      -------------          -------------        ---------------         -------------

 Revenues........................         $ 4,690                $ 5,703              $15,231                 $16,925
 Net (loss) income...............          (3,035)                   248               (6,544)                 (1,502)
 (Loss) income per share
   basic and diluted.............         $ (0.12)               $  0.01              $ (0.26)                $ (0.07)
 Shares used in computation of
    pro forma loss per share.....
        Basic....................          25,452                 22,898               25,337                  22,790
        Diluted..................          25,452                 23,783               25,337                  22,790


                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

4. Recent Accounting Pronouncements

  In June 1998, Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" was released. The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company is required to implement the statement in the first quarter of fiscal 2001. The Company has not used derivative instruments and believes the impact of adoption of this statement will not have a significant effect on the financial statements.

  In December 1998, the Accounting Standards Executive Committee, or AcSEC, released Statement of Position ("SOP") 98-9, "Modification of SOP 97-2,
Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting,
(2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for the Company for transactions that are entered into beginning in fiscal year 2000. Retroactive application is prohibited. The Company does not believe that the requirements of SOP 98-9 will have any material impact on the Company's revenue recognition policies.


ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

          "Safe Harbor" Statements under the Private Securities Litigation Reform Act of 1995: Except for the historical information presented, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements that involve risks and uncertainties, including the risks of timely and successful development of products and technologies; successful introduction and customer acceptance of new and enhanced products and technologies in existing and new markets; the possible development and introduction of competitive products and new and alternative technologies; loss of key customer, partner and alliance relationships; pricing, currency and exchange risks; governmental and regulatory developments affecting the Company and its customers; the ability to identify, conclude, and integrate acquisitions on a timely basis; the ability to attract and/or retain essential technical or other personnel; the length of the Company's sales cycle, size and timing of license fees closed during the quarter; the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter which makes forecasting difficult and subject to a substantial risk of variance with actual results; economic uncertainties associated with conducting business on a worldwide basis; the Company's ability to control expenditures at a level consistent with revenues and the other risks detailed from time to time in the Company's public disclosure filings with the U.S. Securities and Exchange Commission (SEC). Copies of the most recent Forms 10-K and 10-Q are available upon request from Vertel's Investor Relations Department. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Without limiting the foregoing, the forward looking statements herein also involve risks related to the Year 2000, as the Company's Year 2000 readiness program has been and continues to be based on Management's best estimates of many of the factors involved. These estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be increased costs associated with the risks related to the Year 2000 readiness program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas; the ability to locate and correct all relevant computer code; timely responses to Year 2000 issues and corrections by third-parties and suppliers; the ability to implement interfaces between the new systems and the systems not being replaced; and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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


Results of Operations

  Net Revenues.   Net revenues decreased $218,000 or 4% to $4,690,000 for the three months ended September 30, 1999 (the "third quarter of 1999") compared to $4,908,000 for the three month period ended September 26, 1998 (the "third quarter of 1998"), and decreased $15,000, or 0.1%, to $14,814,000 for the three quarters ended September 30, 1999 (the "first three quarters of 1999") as compared to $14,829,000 for the three quarters ended September 26, 1998 (the "first three quarters of 1998").

License revenues consist primarily of license fees and royalties derived from the Company's software solutions and development platforms. License revenues decreased $933,000 or 26% to $2,618,000 during the third quarter of 1999 from $3,551,000 during the third quarter of 1998. The decrease in license revenues during the third quarter of 1999 compared to the third quarter of 1998 was primarily the result of lower demand in American and European markets for the Company's telecommunications management network ("TMN") software products, and approximately $800,000 of license revenue attributable to certain Background Technology recognized in connection with the Company's sale of its CDPD and pACT technologies during the third quarter of 1998. These decreases were partially offset by license revenue from Expersoft ($492,000) which was acquired during March 1999. License revenues for the first three quarters of 1999 ($9,382,000) decreased $1,554,000 or 14%, compared to the first three quarters of 1998 ($10,936,000). The decrease was primarily the result of a $1,000,000 licensing fee arising out of a semi-exclusive licensing contract with a customer for Vertel's Aeronautical Telecommunications Network (ATN) Router during the second quarter of 1998, the licensing of Background Technology of approximately $800,000 during the third quarter of 1998 noted above, revenues during the first and second quarters of 1998 related to ATN and Company's CDPD product line (approximately $550,000), a one-time licensing to a related party in the first quarter of 1998 ($737,000), as well as the reduced demand for TMN products in the third quarter of 1999 noted above. These decreases were partially offset by $2,045,000 in Expersoft licensing revenues recognized in the first three quarters of 1999.

Service and other revenues, which consist primarily of fees from professional service projects, software maintenance, and custom software engineering, increased $715,000 or 53% to $2,072,000 during the third quarter of 1999 from $1,357,000 during the third quarter of 1998. The increase in service revenues during the third quarter of 1999 compared to the third quarter of 1998 was primarily the result of increased professional service revenue ($392,000) as well as service revenue from Expersoft ($403,000). Service and other revenues for the first three quarters of 1999 increased $1,539,000, or 40%, to $5,432,000 as compared to $3,893,000 for the first three quarters of 1998 and was due primarily to increased revenues from professional service contracts ($813,000) and service revenue from Expersoft ($968,000) which was partially offset by lower custom software engineering services ($172,000) performed in the first three quarters of 1999 compared to the first three quarters of 1998.

  Sales to customers outside of the United States comprised approximately 50% of net revenues in the third quarter of 1999 compared to approximately 36% in the same period of 1998. For the first three quarters of 1999, sales to customers outside the United States comprised approximately 46% of net revenues as compared to approximately 40% in the same period of 1998. The Company has historically reported a high percentage of sales to customers outside of the United States and the Company expects to continue significant international sales. Any economic turmoil in foreign markets could impact future sales in the affected regions.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

  Sales to customers LG Information & Communications, Lucent Technologies and Sprint Corp comprised approximately 17.9%, 12.9% and 10.3% of net revenues respectively, in the third quarter of 1999. Sales to Sprint Corp comprise approximately 10.4% of net revenues for the first three quarters of 1999. No other single customer accounted for more than 10% of the Company's revenues for the third quarter and first three quarters of 1999 and 1998.

          Gross Profit.   Cost of revenues consists primarily of professional
engineering services and warranty and technical support, all primarily comprised of payroll and related costs, and royalties paid under software licensing agreements. Gross margin decreased to 60% and 61% of net revenues for the third quarter of 1999 and the first three quarters of 1999 respectively, as compared to 73% and 72% for the same periods in 1998. The decrease in the third quarter and the first three quarters of 1999 was primarily due to a higher percentage of service and other revenues, which have a lower margin compared to license revenues. Additionally, the first quarter of 1999 included a license transaction of Expersoft valued at $402,000, of which $385,000 in costs and estimated earnings had accrued to Expersoft prior to the acquisition as a result of Expersoft completing substantially all of the related software development.

  Research and Development.   The Company has historically invested heavily in
research and development to expand its expertise in TMN-based software solutions, TMN-based applications and technologies and to continue sustaining support of its product offerings. Through its Expersoft acquisition, the Company added CORBA technology to its network management solutions and intends to develop embedded telecom specific implementations of this technology. The major components of R&D expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, the cost of facilities and depreciation of capital equipment, which consists primarily of computer and test equipment. Costs related to R&D in certain cases are offset by customer reimbursement of non-recurring engineering efforts.

  Total R&D expenses increased $441,000, or 26%, to $2,118,000 in the third quarter of 1999 from $1,677,000 in the third quarter of 1998. The increase in R&D expenses during the third quarter of 1999 was primarily the result of the addition of Expersoft's product development organization ($571,000), a non-recurring expense for development software ($75,000) and a lower chargeback to cost of revenues for non-recurring engineering services ($88,000). These increases were partially offset by reduced payroll and consulting costs ($300,000) related to TMN product development. R&D expenses for the first three quarters of 1999 increased $1,005,000, or 21%, over the first three quarters of 1998 primarily as a result of the addition of Expersoft's product development organization ($1,153,000), the non-recurring expense for certain development software noted above ($75,000) and a lower chargeback to cost of revenues for non-recurring engineering services ($255,000). These increases were partially offset by reduced payroll and consulting costs ($504,000) related to TMN product development.

  The Company expects to continue to make significant investments in the development of new products and feature enhancements to existing product lines but anticipates that expenditures are likely to be lower in future periods. In October 1999, the Company announced a restructuring plan designed to reduce operating costs, and has reduced the overall workforce by approximately 20%.
The TMN product development staff in Woodland Hills accounted for approximately half of the headcount reduction. The Company intends to transition future TMN product development to its Polish operations, which have a lower cost structure.

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

  Sales and marketing expenses increased $892,000 or 54% to $2,547,000 in the third quarter of 1999 from $1,655,000 in the third quarter of 1998. The increase in the third quarter of 1999 was primarily due to increased personnel and the associated payroll, commissions, recruiting, relocation and travel costs ($707,000), consulting expenses ($57,000) as well as the addition of Expersoft's sales and marketing organization ($137,000). Sales and marketing expenses for the first three quarters of 1999 increased $1,701,000, or 37%, over the first three quarters of 1998 primarily as a result of increased personnel and the associated payroll, commissions, recruiting, relocation and travel costs ($1,109,000), consulting expenses

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

($68,000), increased costs of trade shows ($87,000), public relations ($57,000), advertising ($42,000) and the addition of Expersoft's sales and marketing organization ($328,000).

  General and Administrative.   General and administrative expenses consist
primarily of salaries, rent and other related expenses of administrative, executive and financial personnel as well as professional fees and investor relations costs. General and administrative expenses increased $354,000 or 49% to $1,078,000 in the third quarter of 1999 as compared to $724,000 in the third quarter of 1998. The increase in the third quarter of 1999 was primarily the result of the addition of the Expersoft general and administrative organization ($307,000) and increased professional and consulting fees primarily relating to the Company's merger and acquisition activities ($92,000), partially offset by lower recruiting fees ($39,000). General and administrative expenses for the first three quarters of 1999 increased $1,175,000, or 57%, over the first three quarters of 1998 to $3,233,000 as compared to $2,058,000. The increase for the first three quarters of 1999 is primarily due to the addition of the Expersoft general and administrative organization ($713,000), a non-recurring charge related to the value of stock options granted to three former officers in January 1999 ($192,000) and increased professional and consulting fees ($269,000).

  Goodwill Amortization.   Goodwill amortization for the third quarter of 1999
was $238,000 and $516,000 for the first three quarters of 1999, compared to zero for the corresponding periods in 1998. The goodwill amortization is related to the purchase of Expersoft in March of 1999 and is being amortized over five years at approximately $238,000 per quarter.

  Restructuring Benefit.   The restructuring benefit for the third quarter and
first three quarters of 1999 ($82,000) resulted from the reversal of excess restructuring reserves recorded in the 1997 financial statements. This resulted because the Company negotiated more favorable lease exit terms than were originally estimated. There were no restructuring benefits recorded for the corresponding periods in 1998.

  Loss from Continuing Operations.   The Company incurred a loss from continuing
operations of $3,084,000 in the third quarter of 1999 compared to a loss from continuing operations of $453,000 in the third quarter of 1998. The loss in the third quarter of 1999 was due to higher operating expenses, lower margins and lower license revenues as discussed above. Loss from continuing operations for the first three quarters of 1999 was $6,665,000, as compared to a loss of $752,000 for the corresponding period in 1998 and was due to a combination of lower margins and higher operating expenses as discussed above.

  Other Income, Net.   Other income, net decreased $1,447,000 to $79,000 in the
third quarter of 1999 as compared to $1,526,000 for the third quarter of 1998. Interest income increased by $41,000 for the third quarter of 1999 as a result of the higher cash balances but this increase was more than offset by the non-recurring gain on the sale of the Company's CDPD and pACT technologies as well as the sale of a certain software library and the assignment of certain assets and liabilities of the Company's ATN operations ($1,449,000) in the third quarter of 1998. For the first three quarters of 1999, other income net decreased $1,718,000 to $471,000 as compared to $2,189,000 for the first three quarters of 1998. Interest income increased by $288,000 for the first three quarters of 1999 primarily as a result of higher cash balances, but this increase was more than offset by the non-recurring gain of approximately $600,000 to reflect curtailment of a non-U.S. pension plan that previously covered the Company's Irish employees recorded in the first three quarters of 1998, as well as the sale of technologies of $1,449,000 as described above.

  Provision for Income Taxes.   The Company recorded a provision for income
taxes of $30,000 in the third quarter of 1999 compared to $100,000 in the third quarter of 1998. For the first three quarters of 1999 the company has recorded a provision for income taxes of $50,000, primarily for non-U.S. taxes, as the Company anticipates utilizing net operating losses to offset any pre-tax income. The provision for income taxes for the first three quarters of 1998 was $296,000, of which $196,000 represented an estimate for non-U.S. taxes associated with the surplus assets refund upon curtailment of a non-U.S. pension plan and $100,000 was primarily for U.S. taxes.

  Restructuring. In October 1999, the Company announced a restructuring of its operations intended to reduce costs and make the company more competitive. During the fourth quarter of 1999, the company will reduce its workforce by 20%, move some key functions, such as engineering of TMN products offshore, and consolidate its U.S. engineering function to its San Diego facility.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

  Net cash used by operating activities during the first three quarters of 1999 was $5,951,000 compared to $1,688,000 generated by operating activities in the first three quarters of 1998. The negative cash flow from operations in the first three quarters of 1999 was primarily the result of the operating loss from continuing operations ($6,244,000), an increase in accounts receivable ($1,501,000), and a decrease in deferred revenue ($534,000). These amounts were partially offset by an increase in accrued wages and related liabilities ($81,000), an increase in other accrued liabilities ($462,000), non-cash stock-based compensation ($208,000) and non-cash depreciation and amortization ($1,577,000). The cash generated from operations in the first three quarters of 1998 was primarily the result of operating income from continuing operations ($1,141,000), non-cash depreciation and amortization ($763,000), an increase in other accrued liabilities ($1,233,000), partially offset by cash payments for restructuring expenses ($1,263,000) and an increase in accounts receivable (196,000).

  Net cash used by investing activities during the first three quarters of 1999 was $8,844,000 compared to $1,769,000 in the first three quarters of 1998. The net cash used in the first three quarters of 1999 primarily comprised purchases of short-term investments ($4,877,000), cash paid to date for the acquisition of Expersoft ($2,887,000) and purchases of property and equipment ($1,208,000).
The net cash used in the first three quarters of 1998 primarily comprised purchases of short-term investments ($978,000), and purchases of property and equipment ($763,000).

  Net cash used by financing activities in the first three quarters of 1999 was $262,000 as compared to net cash generated by financing activities in the first three quarters of 1998 of $347,000. The net cash used in the first three quarters of 1999 was $576,000 for short-term debt and capital lease obligations resulting from the Expersoft acquisition and this was partially offset by $314,000 received from the exercise of common stock options. The net cash generated in the first three quarters of 1998 is primarily comprised of $322,000 received from the exercise of common stock options.

  The loss from operations during the nine months ended September 30, 1999 was $6,665,000. The Company announced a restructuring plan in October 1999 intended to reduce operating costs. The Company believes that cash and short-term investment balances ($10,272,000 at September 30, 1999) will be sufficient to meet the Company's liquidity requirements for the next twelve months. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity. From time to time, the Company may also consider the acquisitions of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisitions or investments may require additional capital resources. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to the Company.


Year 2000 Issues

  General.   The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such computer programs and embedded computer chips may recognize a date using "00" as the year 1900 or some other year, rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities.

  State of Readiness.   In 1998, the Company initiated a company-wide Year 2000
readiness program ("Y2K Program"). The Company's Y2K Program is divided into four major sections: (1) Company developed products, (2) internal information processing ("IP") systems, (3) non-IP systems, and (4) third-party suppliers and customers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; and (3) repairing or replacing material items that are determined not to be Year 2000 compliant.

  The Company has completed the Year 2000 compliance review of all Company developed products available for licensing and all Company developed products for which it is providing support under maintenance contracts. The Company has not tested the Year 2000 compliance of discontinued product lines and non-supported products. Products that were not Year 2000 compliant were upgraded to be Year 2000 compliant, or discontinued and replaced with Year 2000 compliant products providing the same functionality. Where appropriate, customers under maintenance contracts have been provided with the upgraded products or patches to upgrade the Company's products to be Year 2000 compliant. The Company also

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

has Year 2000 websites (Vertel products at www.vertel.com/admin/y2k.htm and Expersoft products at www.expersoft.com/y2k/y2ktest.htm) that provide Year 2000 product information. There can be no assurances, however, that the Company's current products do not contain undetected year 2000 defects. The most reasonably likely worst case scenarios caused by such a defect would include the partial failure of a widely-sold Company product that is of mission-critical importance to the Company's customers. Such a scenario could expose the Company to litigation that could have a material adverse impact on the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. However, because of the unprecedented nature of such litigation, it is uncertain to what extent the Company could be affected by it. In addition, to the extent that others, such as system integrators, make use of the Company's software in developing solutions for third parties, the Company may have no knowledge as to the Year 2000 readiness of those third party products. It is possible that third parties could assert claims against the Company or its customers concerning Year 2000 issues and regardless of their merits or lack thereof, such claims could be material.

  The Company has completed an evaluation of Year 2000 issues associated with its internal IP computer systems and believes that they are Year 2000 compliant. The Company has completed an evaluation of Year 2000 issues associated with its non-IP systems and all significant non-IP systems are believed to be Year 2000 compliant. Accordingly, the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000. However, there can be no assurances that the Company will not experience serious unanticipated negative consequences caused by undetected year 2000 defects in its internal systems, including third party software and hardware products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, and (ii) failure of hardware, software, or other information technology systems, causing an interruption or failure of normal business operations. Such a scenario could have a material adverse impact on the Company.

  The Company relies on third party manufacturers for the proper functioning of its information systems, software and products, and third party service providers of utilities such as, but not limited to, electric power, water and telecommunications services. The Company has completed an evaluation of the possible effects on the Company's operations of the Year 2000 readiness of its key suppliers and has representations that those suppliers have addressed the Year 2000 issue. However, the failure of those suppliers to successfully address Year 2000 issues could have a material impact on the Company's operations and financial results. The potential impact and related costs cannot be known with certainty at this time.

  Most of the Company's customers are also addressing the Year 2000 issue. While the Company believes that many of these companies have undertaken extensive Year 2000 readiness programs to avoid business disruptions, the Company has no guarantee that customers will not have disruptions and these may adversely impact sales opportunities in the year 2000 and beyond. Several customers have already announced that they will not install any new systems or upgrade existing systems in the period October 1, 1999 through March 31, 2000.

  Costs.   The total cost associated with required modifications to become Year
2000 compliant through September 30, 1999 approximates $360,000. Approximately $230,000 of that amount represents new equipment and software that has been capitalized while the remainder has been expensed. The Company estimates that expenditures in the fourth quarter will be less than $10,000. However, the Company will incur additional expenditures in January 2000 in support of its contingency plan. The extent of these costs, which will be expensed as incurred, is not expected to exceed $25,000.

  Risks.   The implementation of new business systems and completion of the Y2K
Program has reduced the possibility of significant interruptions of normal operations. However, an unanticipated or unsuccessfully corrected material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

  The Company presently believes that its "worst-case scenario" would be a regional failure of suppliers to supply utility services in Southern California as that would materially impair the ability of the Company to supply services in a timely manner to its customers. Due to the impossibility of knowing what failures generally will result from the year 2000 date change (particularly outside of countries such as the United States where year 2000 remediation has progressed the furthest), and what effects such failures could have on third party vendors, the Company is unable to assess the likelihood of a material adverse impact on its results of operations, liquidity, or financial position due to such year 2000 failures. The Company does not have a contingency plan to address this issue, but has contingency plans in place to address its operating systems and has staffing available to address the needs of its customers.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  (a) Quantitative Information About Market Risk.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company maintains an investment policy that ensures the safety and preservation of its invested funds by limiting default risk, market risk and investment risk. As of September 30, 1999, the Company had $4,417,000 and $5,855,000 in cash and cash equivalents and short-term investments, respectively, with a weighted average variable rate of 4.26% and 5.01%, respectively.

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

     The Company currently has $65,000 of short-term debt and no long-term debt.

  (b) Qualitative Information About Market Risk

     While the Company's consolidated financial statements are prepared in United States dollars, a portion of the Company's worldwide operations have a functional currency other than the United States dollar. In particular, the Company maintains operations in France, Germany, Japan, Korea, the Netherlands, Poland and the United Kingdom, where the functional currencies are: French Franc, Deutschemark, Yen, Won, Dutch Guilder, Zloty and British Pound, respectively. Most of the Company's revenues are denominated in the United States Dollar. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, exchange fluctuations have not had a material impact on the Company's earnings and the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. The Company does not have a policy relating to hedging. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations.

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

                                  VERTEL CORPORATION
                                  (Registrant)


Date: November 9, 1999             /s/   Gordon L. Almquist
                                   -------------------------
                                   Gordon L. Almquist
                                   Vice President, Finance and Administration,
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
27.1           Financial Data Schedule for the nine months ended September 30,
               1999: filed electronically.
