Form 10-K
period 1999-12-31
VERTEL CORP
filed 2000-03-30
CIK 880458

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                        Commission File Number: 0-19640

                               ----------------

                              VERTEL CORPORATION
            (Exact name of Registrant as specified in its charter)

           California                                95-3948704
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

     21300 Victory Boulevard, Suite 700, Woodland Hills, California 91367
              (Address of principal executive offices) (zip code)

                                (818) 227-1400
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 Par Value
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 1, 2000 there were 27,463,756 shares of the Registrant's Common Stock outstanding, and the aggregate market value of the stock held on that date by non-affiliates was approximately $840,037,000 based on the closing price of $30.69 per share. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Shareholders to be held on May 18, 2000 (the "Annual Meeting"), to be filed with the Commission not later than 120 days after the end of the fiscal year 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            INTRODUCTORY STATEMENT

   Except for the historical information presented, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, including the risks of timely and successful development of products and technologies; successful introduction and customer acceptance of new and enhanced products and technologies in existing and new markets; the possible development and introduction of competitive products and new and alternative technologies; loss of key customer, partner and alliance relationships; pricing, currency and exchange risks; governmental and regulatory developments affecting us and our customers; the ability to identify, conclude, and integrate acquisitions on a timely basis; the ability to attract and/or retain essential technical or other personnel; the length of our sales cycle, size and timing of license fees closed during the quarter; the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter which makes forecasting difficult and subject to a substantial risk of variance with actual results; economic uncertainties associated with conducting business on a worldwide basis; our ability to control expenditures at a level consistent with revenues and the other risks detailed from time to time in our public disclosure filings with the U.S. Securities and Exchange Commission (SEC). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                    PART I

ITEM 1. BUSINESS

General

   Vertel Corporation ("We," "Vertel," "the Company"), founded as Retix in 1985, is a provider of telecommunications software and middleware for network management applications. We offer multiple software technologies supporting end-to-end network and service management with high quality grade of service for network operations support systems. Our solutions are deployed worldwide by service providers, network operators, telecommunications equipment manufacturers, independent software vendors and systems integrators. We supplement our software and middleware products with engineering services provided by our professional services unit, which delivers turnkey management applications that fit individual customer requirements.

   In December 1997, we discontinued further investment in our broadband access equipment subsidiary, Sonoma Systems, Inc. As a result of the successful completion of financing by outside private investors in early 1998, our voting ownership in this subsidiary was reduced to 19.9%. In December 1998, we sold our holdings of Series B and Series C preferred stock in Sonoma Systems to a party related to Newbridge Networks Corporation. We continue to retain an investment in Sonoma Systems primarily consisting of $1.0 million of Series A preferred stock that is non-convertible and non-voting and is due and payable upon the consummation of a public offering of Sonoma Systems common stock. Sonoma Systems filed a Form S-1 Registration on February 28, 2000 to consummate such a public offering.

   In March 1998, our shareholders approved a change in our name from Retix to Vertel Corporation, the name of the only operating subsidiary of Retix at that time. Concurrently, the subsidiary's name was changed to Vertel Corporation I. In 1999, Vertel Corporation I merged into Vertel Corporation. Except where specifically noted, Vertel includes the parent and all subsidiary companies. We also changed our Nasdaq Stock Market ticker symbol to VRTL from RETX.

   In March 1999, we acquired Expersoft Corporation (Expersoft). Expersoft develops and markets standards-based, high performance Common Object Request Broker Architecture (CORBA) software technology. The acquisition price was approximately $3,225,000 and consisted of cash of $3,000,000 and acquisition costs of $225,000. At December 31, 1999, we had paid $3,182,000 of the cash consideration and acquisition costs. The acquisition was accounted for as a purchase. Expersoft Corporation was merged into Vertel Corporation in 1999.

   We develop, market, and support vertically integrated, object-oriented software solutions for the management of public telecommunications networks. Our solutions cover the maturing Telecommunications Management Network (TMN) software market and the emerging CORBA market. Our TMN products are based upon the International Telecommunications Union's TMN standard and support seamless network operation and management over diverse transmission media and protocols. We believe that we offer the only commercially available, fully interoperable suite of products and tools that span the network element, element management, network management and service management layers of the TMN model. We offer embedded software for network equipment and software solutions to allow telecommunications service providers to integrate proprietary, Simple Network Management Protocol (SNMP), TMN, and CORBA based network management systems with standards-based solutions. In addition, we offer object-oriented software platforms that facilitate the rapid development of network and service management applications and features such as fault detection and automatic response, remote improvement of network configuration, automation of accounting and billing functions and optimization of network traffic and security.

   We also provide professional services that design, develop and support turnkey management solutions in addition to product integration and product application services. Our professional services include system analysis and design, source code portation and interface, custom application development, conformance and certification testing and technical support services.

   Our software solutions reduce the complexity of management system interoperability and provide systems that are more efficient and simpler to build and deploy. In addition, our solutions utilize object-oriented interfaces, with object definitions that serve as reusable building blocks. The object interfaces mask the complexity of underlying implementations while providing all the functionality of the services and protocols of that implementation.

   We believe that our software solutions allow telecommunications service providers and their customers to reduce network operations costs, manage diverse networks and network equipment with a single integrated management system, derive incremental revenue by bringing new functionality and services to market more rapidly, implement a complete network management solution and preserve existing investments by integrating existing proprietary systems including Bellcore's Transaction Language 1 (TL 1) and SNMP.

   Our products enhance communications among service providers and customers by enabling telecommunications service providers and enterprise network operators to develop and deploy systems that manage new and existing services across multiple service provider networks.

   We believe that the broad adoption and deployment of standards based technologies such as CORBA and TMN will be key to our success and that this adoption will depend, in part, upon the ability of service providers to implement management solutions quickly and cost-effectively. Therefore we target telecommunications service providers and network equipment manufacturers for adoption of our standards-based solutions, and at the same time have committed and will continue to commit substantial resources to the promotion of these standards for telecommunications network management. Our customers include multi-national network equipment manufacturers, domestic and international network operators, and independent software vendors. For the year ended December 31, 1999, sales to Lucent Technologies comprised approximately 11.6% of our net revenues, our only customer to exceed 10% of our net revenues.

   We are a California corporation incorporated in 1985. Our principal offices are located at 21300 Victory Boulevard, Suite 700, Woodland Hills, California 91367 and our telephone number at that location is (818) 227-1400. Our Web site address is www.vertel.com.

Highlights of 1999

   Recognizing that the TMN market is maturing with relatively low growth opportunities, in 1999 we moved to transform ourselves from a pure TMN product company to a protocol independent supplier of network management software and middleware solutions. Our goals were to diversify into other popular and emerging growth management middleware technologies such as CORBA, expand our portfolio with value-added management applications, grow our professional services practice, identify strategic acquisitions of complementary businesses or technologies, and focus on broadband and wireless markets as key growth sectors for telecom management products.

   Our transformation began with the acquisition of San Diego, California based Expersoft Corporation in March 1999 to add high performance CORBA technology to our product portfolio. We leveraged this advanced object distribution technology, designed by Expersoft specifically for carrier-grade telecommunications applications, to provide next generation, multi-protocol management solutions. With our expanded product suite, we are able to offer integrated solutions across all TMN levels, including embedded technology, where Expersoft's highly optimized technologies would provide new management interface options for network elements and element management systems.

   In June 1999, we announced an alliance with Atlantech Technologies for their AccessVision Element Management Framework for us to provide turnkey element and network management applications to network equipment providers. This relationship with Atlantech allowed our professional services unit to develop SNMP based management applications to our customers' specifications much faster and more cost effectively than before. This solution set is targeted at the telecom "Access Network," which is also referred to as "the last mile."

   During 1999, we also targeted the telecom Operation Support Systems (OSS) integration market with our mediation framework. The multitude of network management applications and protocols both standard and proprietary in use in the field has created significant interoperability problems for network equipment suppliers and service providers. In order to facilitate the integration of new products into existing networks, and to address the time to market demands of network equipment suppliers, our professional services unit organization developed our mediation framework application designed to allow us to complete these types of projects faster for our customers.

   We also continued to expand our product capabilities for the TMN products. In an alliance with IBM, we ported our TMNTelecore products to IBM's AIX platform. This alliance has allowed us to target customers who have adopted the AIX platform and participate in certain IBM co-marketing programs.

   During the fourth quarter of fiscal 1999, we restructured our operations and reduced our level of expenses, which included a reduction in our overall workforce by approximately 20%. The TMN product development staff at our headquarters location accounted for approximately half of our workforce reduction. We intend to transition future TMN product development activities to our Poland operations where labor costs are significantly lower when compared to domestic labor costs. Following the restructuring, the majority of our product development efforts are focused in the area of CORBA technology.

   In December 1999, we launched our e*ORB CORBA product line at the Telemanagement World Conference. Our e*ORB product line introduced to the market CORBA technology specifically optimized for the performance and reliability demands of the telecom market. CORBA technology is increasingly used for interconnection of telecom OSS and telecom networking infrastructure. Our e*ORB software products are designed to enable OSS and network infrastructure to integrate in ways which will accelerate network and service deployment and provide for the transition from TMN managed networks to CORBA solutions.

Industry Background and Trends

   The worldwide telecommunications industry continues to undergo significant transformation. The Internet and corporate intranets are creating a new networked economy with online versions of every conceivable product and service. New market entrants as well as traditional companies are moving their business online through e-commerce initiatives. Innovative business models are capitalizing on the unique economics of the Internet.

These developments have resulted in tremendous growth of the telecom industry as companies in this industry attempt to meet the increased demand for network bandwidth, reliability, data integrity and security.

   Telecom equipment manufacturers are transforming their traditional product lines to incorporate data and Internet technologies. Network operators are expanding into new markets to create economies of scale and to ready themselves for competition and market entry by global operators. Both equipment manufacturers and network operators are building convergent network infrastructure to add data network capability to their existing voice business. Both groups have aggressively acquired other companies to achieve these goals.

   Global deregulation and international privatization has resulted in numerous new entrants to the telecom industry and created intense intra-industry, cross-industry and geographic competition in providing telecommunications services. Long distance and local telecommunications service providers compete in each other's markets. Wireless service providers, cable television operators and utilities are leveraging existing infrastructure to provide voice, video and data transmission and switching networks. In addition, independent service providers are leasing transmission facilities from long distance carriers; local telephone companies and emerging network providers to provide competing voice, video and data services. At the same time, the complexity and size of public networks have increased.

   In this dynamic environment, telecom companies are being forced to differentiate themselves on the basis of technological leadership, price, responsiveness, services offered, reliability and security. Upgrading and deploying new telecommunications networks and services requires the integration of diverse transmission media and protocols, network equipment, network operations platforms and network management systems. Moreover, the competitive environment requires more effective network management, such as detection of and automatic response to fault indications, remote configuration of networks and equipment, automation of accounting and billing functions, optimization of network performance and improvement of security. Network management systems must operate seamlessly among service providers and interface with customer network management systems.

   Until recently, most telecommunications service providers managed their voice networks exclusively with proprietary systems developed and supported by internal development organizations. While these systems are tightly integrated and can provide operating efficiencies within a single network, they are expensive to develop, operate and maintain, and often require a large, specialized and expensive technical organization. In addition, because these systems are not based on a common standard, management among telecommunications service providers and the provisioning of end-to-end services are more difficult, and the equipment choices of service providers are limited to vendors who conform to the provider's standard. Furthermore, because these systems are proprietary and are based on older software technologies, they generally do not easily scale, usually require substantial development effort for new functionality and services, and are often incompatible with the additional software and hardware service providers require to upgrade networks. We believe that providers can no longer afford to sustain these systems in the new competitive environment and are now looking at commercial off-the-shelf software to manage their networks.

   Service providers have augmented their proprietary systems by incorporating the SNMP to manage their data networks. SNMP has been widely accepted as a standard in private enterprise data networks. SNMP-based systems interoperate, permit the addition of incremental functionality, hardware and software without substantial additional development effort and are generally adequate to manage equipment in enterprise data networks. A major drawback of SNMP-based systems, however, is in bandwidth-constrained public networks, where their architecture requires continuous communication among equipment and management platforms; this communication can consume substantial bandwidth and limit network scalability. In addition, SNMP provides for limited data integrity, does not identify a security protocol and does not effectively manage the flow of data on networks. While SNMP has permitted service providers to begin their transition away from proprietary systems, it has also created the need for a new family of systems that are highly scalable, cost-effective and offer high bandwidth.

   In response to the shortcomings of available network management solutions, the International Telecommunications Union (ITU), an organization of telecommunications companies and governments, identified the need for a standard that permitted interoperability among network management solutions. The ITU recognized the need for this standard to provide a framework within which network management systems could more cost-effectively be designed, developed and deployed and at the same time provide functionality beyond that enabled by proprietary and SNMP-based systems. The standard established by the ITU is known as the TMN standard. The specifications comprising the TMN standard divide the telecommunications management infrastructure into a framework of five logical layers: network element (NEL) (equipment), element management (EML), network management (NML), service management (SML) and business management (BML). The TMN standard includes a set of interface specifications for communicating within and among layers to enable interoperability among service providers (and their customers), network operating systems, network management systems and network equipment.

   TMN continues as an international standard for public telecommunications network management and is used in operational networks. The TMN architecture is widely accepted for partitioning the operational functions of a telecommunication network into system components. The TMN protocol standards are used throughout the world in a number of modern network types such as Global Systems Mobile (GSM) networks and Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH) networks. However, the adoption of TMN protocols are reaching maturity as service providers and network equipment manufacturers begin to look to general computing technologies, in particular CORBA, for the next phase of integrated management solutions.

   CORBA middleware technology is supported by a wider market base than the telecom specific TMN technologies. The telecom industry hopes to reduce implementation cost and increase the pace of technology innovation by using CORBA. CORBA benefits from its use in a wide number of information-based industries, greater availability of knowledgeable software engineers, and ease of inter-operability through the Interface Definition Language (IDL). Today, many telecom OSS companies have added CORBA interfaces to their OSS products and major network equipment suppliers have started building CORBA interfaces into their network elements.

Strategy and Products

   We provide a broad suite of next-generation, telecommunication management applications software and services that are facilitating the growth of communications. These products provide CORBA and TMN capabilities through configurable components and platforms. Our products incorporate easy-to-use, high performance development environments, platforms, tools, applications and components that provide solutions at the NEL, EML, NML and SML of the TMN model. Products include CORBA and TMN-conformant management application development environments, distributed platforms, RTOS (real-time operating systems) based embedded software, and FCAPS (fault, configuration, accounting, performance, security) network management applications.

   We consider our engineering services, provided through our technical support and professional services units, to be key to our success with our customers. Our technical support department provides pre and post-sales support, training and maintenance services, while our professional services unit provides customized software design and engineering, including designing, developing, deploying and maintaining turnkey telecommunications management solutions.

   Our network management solutions allow telecommunications service providers and equipment manufacturers to:

   Improve Time to Market. Our software solutions enable our customers to produce standards compliant network management solutions for their products in less time, and with fewer developers. Our products provide off-the-shelf implementations of management standards that our customers can embed into their products and OSS systems. Instead of developing the protocols and management functions from scratch, our customers can simply integrate our off-the-shelf products to their system. This improves developer productivity, reduces the overall development effort and improves the quality of the end product. Our development tools increase engineering productivity and thereby reduce development and test time and facilitate the introduction of nonstandard protocols and management functions.

   Reduce costs. Our software solutions enable telecommunications services providers to reduce costs by efficiently managing diverse networks and network equipment with a single, integrated management system. Equipment providers are driven by service provider requirements to support these network management standards. Unlike many proprietary systems, our solutions adhere to an object-oriented architecture and do not require large, expensive technical organizations for additional development and maintenance. Because our products and solutions use standard interfaces, they allow multiple systems to work with each other across applications, networks, vendors and systems. This interoperability allows service providers to purchase the most cost-effective equipment from a broad range of vendors.

   Derive incremental revenue. Our network management solutions also enable telecommunications service providers to bring new products, functionality and services to market more rapidly by providing an integrated, standards-based suite of tools that facilitate the rapid development and deployment of new applications across heterogeneous networks. For example, our agent, manager and adapter products have been used by telecommunications switch equipment manufacturers, operation support system vendors and telecommunications service providers to provide data collection information to support billing, trouble ticketing and inter-service provider exchange of management information (electronic bonding).

   Implement complete solutions. Successful implementation requires seamless vertical integration of all the layers of the TMN architecture. We believe that we provide the only commercially available complete family of products and services for implementing a fully integrated TMN network management system. Network management systems based on our full suite of products and services operate seamlessly with other TMN systems as well as with CORBA, SNMP, and proprietary legacy systems.

   Preserve existing investments. Our solutions enable telecommunications services providers to continue to use and integrate their existing TL1, proprietary ASCII message-based and SNMP-based network components in a total network management solution. Our technology and solutions manage TL1, SNMP and other legacy equipment and systems within our solution framework.

Strategy

   Our goal is to position Vertel as a leading provider of critical object-oriented middleware solutions to telecommunications service providers, equipment manufacturers, platform vendors and independent software developers. We are focused on next generation communication services and software solutions that support multiple management technologies. These solutions are targeted to provide public and Internet Protocol (IP) network operation support systems, the key components required for end-to-end network and service management with carrier-grade quality of service. Key elements of our strategy include:

   Extending Vertical Solutions. Our strategy is to provide complete suites of software and services that enable businesses to implement telecommunications management solutions efficiently. We intend to provide management applications that leverage our experience in telecommunications specific CORBA and TMN implementation across layers and use the unique features of the TMN architecture.

   Leveraging Technological Leadership. We believe that our technological leadership, as evidenced by the breadth and functionality of our products and services are, in part, the result of 12 years of experience deploying products that implement the protocols and services that adhere to ITU and industry specifications.

   We plan to continue to invest significant resources in research and development to extend our technological leadership in CORBA, and to a lesser extent TMN, technologies, maintain a time to market advantage and develop management solutions that leverage our object-oriented middleware expertise.

   Targeting Service Providers. We believe that increased focus on the telecommunications service provider market is necessary to hasten the broad application of our product solutions. To this end, we provide management platforms, solutions for operation support systems, customization and implementation services, software that is easy to use and install and high quality training, consulting and support. Our customers include U.S. Regional Bell Operating Companies, as well as many other service providers, network operators worldwide and network element vendors worldwide.

   Leveraging Existing Relationships with Equipment
Manufacturers. Historically, we have derived a significant portion of our revenues from the sale of software to be embedded by telecommunications equipment manufacturers. We believe that the availability of our products in telecommunications equipment will facilitate the adoption of our solutions in the marketplace by service providers.

   Establishing Leadership in New Markets. One of the first industries to adopt the TMN standard was the fiber optic transmission market, where new networks were being deployed without the requirement to interoperate with legacy systems. As data has become a greater portion of the traffic on telecommunications networks and SNMP is proving inadequate for the performance and traffic demands of public networks, we have also begun to target leading data communications companies.

   Expanding Global Sales and Distribution Capability. We currently sell our products primarily through a direct sales force in the United States and internationally. We intend to expand our sales and distribution infrastructure in the United States and internationally to increase sales coverage and position ourselves to capture market share. We plan to leverage our direct sales efforts by pursuing sales prospects generated by partners and by selling through select systems integrators and other indirect sales channels. In addition, we plan to continue to license our software to service providers, network equipment manufacturers and independent software developers. Our customers have the right to distribute products, services and applications, developed using our software, in exchange for royalty payments. We believe that our distribution strategy will help to establish our solutions as the premier object-oriented middleware products for network management.

   Promoting the Deployment of CORBA and TMN. We believe that the broad adoption and deployment of CORBA and TMN will be the key to our success. Correspondingly, we commit substantial resources to the promotion of the CORBA and TMN standard for telecommunications network management. We are working with leading industry experts, forums and working groups to define, refine and develop specifications for CORBA and TMN solutions. We use trade shows, seminars and industry conferences to advance our market strategy.

   Developing Strategic Relationships and Acquisitions. We believe that we can expand our visibility, improve our product offerings and broaden our potential market through the development of relationships with other companies within the telecommunications network market. In 1999, we entered into a relationship with Atlantech Technologies, a leading supplier of element management framework software, as a strategic partner for supplying turnkey element management solutions through our professional services organization. We are also pursuing strategic acquisitions of complementary businesses or technologies.

   Expanding PSU Customer Base. We believe that there is a large market for customized network management solutions. Our professional services unit provides customized software design and engineering, including designing, developing, deploying and maintaining turnkey telecommunications management solutions. By utilizing or enhancing our existing products, our professional services unit is capable of customizing and delivering carrier-grade quality solutions that enable businesses to efficiently implement network management solutions quickly and cost-effectively.

Products

   We generally license our binary code to customers who integrate it into their products. Revenue is derived from initial developer license fees and from ongoing usage-based royalties relating to the distribution of the customer's integrated products.

   We added three products to our portfolio in 1999. These products support our growth strategies by addressing the emerging market demand for CORBA products with e*ORB, and by adding application level products through the Vertel Mediation Framework, and AccessVision Network Management.

   e*ORB, which was launched commercially in December 1999, has received substantial market attention since its introduction. CORBA is a popular and widely deployed middleware telecommunications solution with roots in the computer industry. CORBA technology is recognized for its ability to interoperate across multiple and disparate computer platforms. Our CORBA offering, e*ORB, is targeted at producing a carrier-grade CORBA product line to address the performance and reliability requirements of CORBA telecom customers.

   Our traditional Common Management Information Protocol (CMIP)/TMN product line spans the categories of development tools and platforms, server-based communications stacks, and embedded products. These products incorporate easy-to-use, high-performance applications and components into open standards-based solutions. Our TMNTelecore(TM), and TMNAccess(TM) product lines, as well as our Embedded Telecommunications Solutions (ETS), provide the telecom software designer with tools and platforms for the development of traditional TMN-compliant solutions. These tools and platforms conform to the latest TeleManagement Forum (TMF) TMN/C++ Application Programming Interface (API) specifications. Our TMN products are widely adopted by the industry.

New Product Offerings:

e*ORB

   e*ORB provides a carrier-grade CORBA ORB targeted at the telecom OSS and network management infrastructure market. Unlike other CORBA products on the market, it focuses on delivering high performance and high scalability in a lightweight implementation that supports a set of features applicable to our targeted telecom customers.

   A key driver for the adoption of CORBA technology by telecom OSS and network management suppliers and users is CORBA's Interface Definition Language (IDL). IDL provides a high-level method for interfaces to be defined and agreed between two applications. Applications can integrate and share information with each other simply by compiling the IDL interface into the applications. Protocol integration is typically a time consuming and error prone task. CORBA IDL provides software developers with a technology that simplifies that task. Our e*ORB business leverages this attribute of CORBA to provide rapid integration of management applications with other applications and network elements.

   In addition to Unix servers and other standard OSS and management platforms, e*ORB has been designed to run on Personal Digital Assistant (PDA) class machines like the PalmPilot(TM) and on high-end network elements such as Optical Switches. This is because e*ORB is small enough to fit within the memory and CPU constraints of a PDA, and fast enough to meet the performance requirements of high-end product implementations.

   e*ORB conforms to the Object Management Group's (OMG's) "minimum CORBA" specification and supports product enhancements that make it more adaptable to the telecom market. The e*ORB software architecture supports a pluggable protocol framework. e*ORB supports the standard transport protocol, TCP/IP, but through the pluggable protocol framework, it allows other networking technologies such as Asynchronous Transfer Mode (ATM) and broadcast wireless to be substituted for TCP/IP.

   e*ORB technology is not only being used by our customers but it is also used in our own application level products. e*ORB is used in our mediation framework to provide internal software distribution across our mediation software components.

Vertel Mediation Framework

   The Vertel Mediation Framework (VMF) is used to simplify and accelerate the integration of network infrastructure with telecom OSS infrastructure. Our professional services unit uses the VMF as a building block to integrate network managers and element managers with other OSS systems without requiring changes on the part of the managers or the OSS. OSS's are typically applications that fall into three broad classes: Provisioning, Billing and Service Assurance (Fault, Configuration, Performance, Accounting and Security). VMF provides integration between all three OSS classes and the underlying network equipment management systems.

   As noted in the Industry Background and Trends section, telecom operators are increasingly faced with integrating and combining multiple networks and their associated components. In many cases, these components, or network elements, were not designed to operate, or be managed, together. A variety of incompatible protocols connect the network elements to their element management systems, and their element management systems to their network management systems. These disparate protocols must coexist and can be made to do so through the use of a mediation solution.

   There are too many combinations of transport and communications protocols and target OSS systems to feasibly provide interfaces for each operator's unique needs. Equipment vendors for network equipment and OSS systems have the choice of re-coding the interface for each customer, or utilizing a mediation framework that can provide the requisite "protocol-bridge" from their protocol of choice to the one demanded by their customers.

   The Vertel Mediation Framework is being employed in these situations. In simple terms, the framework is composed of a series of modules that connect via a CORBA bus (by way of using e*ORB). These modules convert the protocol and application semantics used by the equipment manufacturer and the service providers to a normalized format--the Vertel Normalized Protocol (VNP). By using a combination of two protocol adapters, any protocol (standard or proprietary) can be translated to another. As the number of protocol adapters increase, the turn-around time for mediation solutions will naturally decrease, reducing service providers network integration time, and equipment vendor's time to market.

   The VMF uses a rules-based mediation engine to accommodate changes to the application or equipment without re-engineering the software. Mediation solutions built with the Vertel Mediation Framework can be quickly updated to adapt to changes in the protocol standards, to add additional network element types, and to add other protocols to the solution. This "life-cycle-management" of network mediation solutions helps our customers maintain their network better and improves the quality of service to their end-users.

AccessVision Network Management Framework

   We have entered into an alliance with Scotland-based Atlantech Technologies to offer a flexible framework to deliver management solutions for the network element layer (NEL) and the network management layer (NML) of the TMN architecture. The AccessVision (AV) product family provides an open, standards-based set of management building blocks that allow development, configuration and deployment of specific management solutions for use within these domains. Our professional services unit uses the AccessVision building blocks to construct customized network managers and element managers for our customers.

   AccessVision has two main components: the AccessVision Management Toolkit
(AVMT) and the AccessVision Management Framework. AVMT simplifies the task of developing network management applications. Our customers select their vendors by how quickly turnkey manager projects can be completed and the functionality of the resulting managers. AVMT makes it possible for our professional services unit to deliver a competitively featured manager, cost effectively and with a shortened development cycle.

   The AccessVision Management Framework comes equipped with support for SNMP and ASCII text based management interfaces and has several built-in management applications for fault, configuration, performance, and security management. A key consideration for carrier-grade management projects is the ability of the management software to scale to large networks. We adopted AccessVision for our product offerings because Atlantech demonstrated to our satisfaction that AccessVision provided sufficient scalability to meet the needs of our customers.

Historic TMN Products

   Our two TMN product families, TMNTelecore(TM) and TMNAccess(TM), provide full TMN capabilities through configurable components and platforms. The products incorporate easy-to-use, high performance development environments, platforms, tools, applications and components into open, standards-based solutions. We supply fully implemented information models for OSI, ATM, SONET/SDH and other telecommunications transport technologies. The platforms incorporate object-oriented, fully integrated building blocks and development environments. Our TMN Platforms and tools use the TMF TMN/C++ API as the upper interface to the products. The TMN/C++ API masks the complexities of the underlying agent or manager functionality behind easy-to-use C++ object classes. Our communications stacks employ the seven-layer Open Systems Interconnect (OSI) model and TCP/IP. Routing software packages and other specialized stacks are also available. We produced the industry's first fully functional, portable and/or ported, OSI protocols for all seven OSI stack layers.

TMNTelecore Products

   Our TMNTelecore product family provides comprehensive, telecom software development environments and integrated deployment platforms for service providers, network operators and system integrators. TMNTelecore facilitates the quick deployment of TMN-conformant agents, managers, Q-adapters, and the creation of analytical applications for network generated events.

   TMNTelecore automates the various tasks associated with the deployment of EMS, NMS, and OSS interconnection applications. TMNTelecore is available for a variety of UNIX environments (Solaris, AIX and HP-UX) and now the Microsoft Windows-NT environment.

   The TMNTelecore product suite benefits telecommunication application providers by offering shortened development cycles, improved application quality and the reduction of ongoing support costs through the use of new and integrated technologies. It provides a comprehensive platform that enables the creation of integrated telecom management solutions. The environments offered include:

   Agent Development Environment (ADE) enables developers to build customizable, dynamically configurable TMN-conformant agents. Our TMNTelecore ADE automates most of the tasks associated with building an agent application, leading each stage of application development--design, prototyping, development, testing, and deployment. The resulting, fully functional TMN Agent provides value added, agent role process for network elements, Q-Adaptors, and mediation devices at all of the lower four layers of the TMN model.

   Manager Development Environment (MDE) enables developers to easily build customizable, dynamically configurable, scalable, TMN-conformant manager applications. TMNTelecore MDE automates most of the tasks associated with building a manager application. The structure of the TMNTelecore MDE and its integrated components leads the project team through each stage of manager application development--design, prototyping, development, testing, and deployment.

   TMNTelecore Agent Simulator uses TCL scripts to emulate the behavior of a fully implemented, Q3-conformant agent entity. It is easy to use and is a very helpful tool to the system designer. During 1999, we added a new feature--code generation--to this product. The Code Generation feature assists the designer by "writing" portions of the complex code as analyzed by the simulator in the testing environment. The TMNTelecore Agent Simulator allows the customer to test during any stage of development, greatly reducing the time to market.

   TMNTelecore Manager Simulator uses TCL scripts to emulate the behavior of a fully implemented, Q3-conformant manager entity. It is easy to use and is a very helpful tool to the system designer. During 1999, we also added the aforementioned code generation feature providing the same benefits to the TMNTelecore Manager Simulator as mentioned above for the TMNTelecore Agent Simulator.

TMNAccess Products

   Our TMNAccess products provide telephony and data communication equipment vendors standards-based interoperability features in network elements. TMNAccess consists of products and protocol options targeted for specific industry technologies and markets, and acts as the bridge for mission critical data transport from the network to the operation support systems. TMNAccess is comprised of a range of products and solutions:

   TMNAccess FTAM (File, Transfer, Access and Management) is the most common file transfer protocol used to transfer call detail records (CDRs) from the network switch to the service provider's billing system. Our FTAM products are used throughout the world to provide trouble-free and consistent message transfer for this financially critical application.

   TMNAccess DMH (Data Message Handler) is a set of development tools and applications for real-time billing record exchange between cellular service providers. It is based on Telecommunications Industry Association's IS-124 standard and enables the equipment vendor and application developer to direct and process billing information. These products allow equipment and systems in a wireless network to format and communicate call detail information used in billing. IS-124 components include the stacks, interfaces and platform tools to lead project teams through IS-124/DMH function development, testing and deployment.

   TMNAccess ETS (Embedded Telecommunications Solutions) provides the most complete and mature set of products for equipment vendors developing domestic and international digital loop carrier (DLC) devices, SONET/SDH transport equipment, ATM switches, DWDM devices, SM, CDMA, TDMA, CDPD base stations and newer optical switching devices. Our Embedded Telecommunications Solutions include embeddable agent development tools, protocol and communications interfaces, and an embeddable CORBA ORB--e*ORB.

Wireless Products

   During 1998, we sold our CDPD and pACT wireless products, technologies and contracts to AMP Incorporated. This enabled us to strengthen core product offerings and expand our solutions portfolio for the access, operations support system and backbone vertical markets. The remaining wireless products are now part of our TMNAccess DMH product line.

ATN Router Software Products

   In June 1998, we granted a semi-exclusive license for our Aeronautical Telecommunications Network (ATN) Router Software product line to Airtel ATN plc, an independent supplier of communications software products and services for the aeronautical industry. ATN router products are specifically designed for routing end systems and intermediate systems in air-to-ground and ground communication. The products provide complete ATN-compliant design, implementation, test and deployment capabilities based on ATN standards. Although we retain intellectual property rights in these products, we no longer sell or support any of these ATN products.

Competition

   We compete on the basis of product features and characteristics, including quality, performance, ease of use, functionality, interoperability, reliability, scalability and extensibility and speed of implementation, price, implementation and development services, technical support, and training and maintenance.

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

   Our current and prospective competitors offer a variety of solutions to address the telecommunications network management systems and management applications market. These competitors generally fall within five categories:

     Customers' internal design and development organizations that produce telecommunications network management systems and management applications for their particular needs (e.g., Bellcore-based systems);

     Current TMN software providers including DSET and to a more limited extent ONE, ISR Global, Object Stream and Bull;

     Current CORBA software providers including IONA Technologies and Inprise (Corel Corporation and Inprise announced a definitive merger agreement on February 7, 2000;

     Hardware and software vendors including IBM, Sun Microsystems and Compaq; and

     Providers of specific market applications including TCSI and Objective Systems Integrators.

   Many of our current and potential customers continuously evaluate whether to design, develop and support their own telecommunications network management systems and applications or purchase them from outside vendors. These customers have traditionally designed and developed their own software solutions internally for their particular needs and may therefore be reluctant to purchase products offered by independent vendors like us. We estimate that a significant percentage of telecommunications network management solutions are still developed in-house. In addition, despite its limitations for deployment in public or very large enterprise networks, SNMP continues to serve as the de facto standard for managing enterprise data networks. As a result, we believe that we must continuously educate existing and prospective customers as to the advantages of TMN and related open management technology versus internal, proprietary telecommunication network management systems and management applications.

   CORBA software providers such as IONA and Inprise supply their products to a general computing market beyond the telecom market. These competitors also serve the telecom CORBA market that is the focus of our CORBA business. The global acceptance of CORBA and TMN could lead to increased competition as third parties develop telecommunications network management systems and management applications competitive with those offered by us. Any of these competitors may be able to respond more quickly than we can to changes in customer requirements or technology changes and be able to devote greater resources to the development, promotion and sale of their products. There can be no assurance that our current or potential competitors will not develop products comparable or superior to those developed by us or adapt more quickly than us to new technologies, evolving industry standards, new product introduction or changing customer requirements. See "Risk Factors--Our Markets are Very Competitive and Many of Our Competitors are Larger than We Are."

Proprietary Technology

   We primarily rely on a combination of copyright, trade secret and trademark laws and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. In addition, as part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, distributors and corporate partners and limit access to and distribution of our software, documentation and other proprietary information. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology. Particularly in light of the fact that we license portions of our source code to certain customers and distributors, there can be no assurance that the foregoing measures are adequate to protect our proprietary technology. In addition, our products are licensed in other countries and the laws of such countries may treat the protection of proprietary rights differently from, and may not protect our proprietary rights to the same extent as the law in the United States. See "Risk Factors--Our Current Efforts to Protect Our Intellectual Property May Be Insufficient." We have filed a provisional patent application in the United States Patent Office establishing an early claim for protection of a number of our core e*ORB technologies. In the near future, we plan to file regular U.S. national patent applications for each of those core technologies, based on the provisional patent application. Application for a patent offers no assurance that a patent will be issued as applied for. Issuance of a patent offers no assurance that the patent can be protected against any claims of invalidation or that the patent can be enforced against any infringement. In addition, litigation of patent issues can be costly and time-consuming.

Sales, Marketing and Customers

   We market and sell our products and services through an internal sales and marketing organization that consisted of 28 people as of December 31, 1999. Our marketing efforts are focused on increasing awareness of Vertel, TMN, CORBA and related technology solutions, and network management in general, among telecommunications service providers, network equipment manufacturers, independent software vendors, systems integrators and platform vendors, and on positioning ourselves as the leading provider of TMN and CORBA software solutions. Our marketing programs have three primary goals: market education and awareness, sales effectiveness and product management. Our education and awareness activities include seminars, speaking engagements, sponsorship of conferences, articles in industry publications, participation in industry forums and working groups, and inclusion in market studies by leading industry analysts. In addition, to disseminate our marketing message and improve sales effectiveness, we use direct mail, advertising, presentations, demos, press releases, press/analyst tours, marketing literature, public relations, trade shows and a website. Our product management staff works with customers and industry experts to ensure that our products will satisfy market requirements.

   The sales cycle for our products is lengthy and often requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. As a result, we sell our products primarily through a direct sales organization of highly technical sales people. See "Risk Factors--Lengthy Sales Cycles Make Predictions of Revenues Difficult." Of the 28 people engaged in sales and marketing, 20 people belonged to our direct sales organization as of December 31, 1999.

   In addition, we sell software through distributors and agents in certain other countries, and enable our customers through source code licenses to distribute our products in exchange for royalty payments.

   We typically transact business in U.S. currency worldwide. International sales totaled approximately 49%, 43% and 40% of net revenues for the fiscal years 1999, 1998 and 1997, respectively. See "Risk Factors--Our International Sales are Subject to Factors Outside of Our Control" and "Our International Sales are Subject to Currency Fluctuations."

   Historically, we have not had a license backlog because we can fill substantially all orders upon receipt of a firm purchase order.

Customer Service and Support

 Professional Services

   We believe that the adoption of our products will depend, in part, upon the ability of service providers, network operators, network hardware and software vendors, and systems integrators to implement TMN and CORBA solutions quickly and cost-effectively. Our professional services unit works with systems integrators, application developers and in-house customer engineers to enable customers to deploy a complete TMN solution. Professional services include system analysis and design, source code portation, conformance testing and certification and custom application development. Many of our software customers contract for professional services. We generally provide professional services based on a detailed statement of work.

   We have devoted substantial resources to the provision of professional services in order to facilitate the implementation of our products by service providers and to differentiate ourselves from competitors. As of December 31, 1999, our professional services unit consisted of 28 people.

 Technical Support

   In order to assist customers in fully designing and operating integrated CORBA and TMN solutions, we believe that it is important to offer a broad range of technical support services for our customers. Technical support consists of the following services:

   Training. We provide training to our customers on a per-product basis. Training services range from detailed technical tutorials on technology products to product configuration, management and administration training on end user products.

   Product Support and Maintenance. We can provide global coverage 24 hours per day, seven days per week with direct access to technicians and product support engineers on demand. In response to a high demand for expert-level, on-site product support, we offer an on-demand service staffed by highly competent product experts. Personnel primarily located in our California and Germany facilities provide product support. Customers subscribing for product support also receive software updates and maintenance releases. We typically issue software updates every six to twelve months.

   We typically warrant our products for 90 days. A maintenance support program is available for support after the warranty period. For newer products we begin the maintenance program from the date of sale in place of the initial product warranty. To date, we have not encountered any significant product maintenance problems. See "Risk Factors--We Need to Develop New Products to be Successful" and "Our Software is Complex and Therefore is Prone to Bugs."

   On-site Consulting. Our engineers travel to customer sites for an initially specified period and provide expert level consultation including additional system design, training, customization and development support.

   As of December 31, 1999, our technical support organization consisted of 16 people.

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

   CORBA products. Our recently introduced e*ORB products represent the core of our product evolution. In 1999, the majority of our R&D investment in CORBA went into the commercialization of the e*ORB technology. Our future plans include the addition of value-added CORBA services to enhance our CORBA product portfolio. In addition, the technology at the core of the e*ORB product will be used for future management applications products.

   TMN Managers and Agents. We deployed the industry's first TMN agent toolkit in the early 1990's and the industry's first TMN agent and manager products based upon the TMF TMN/C++ API (NMF API)--an emerging standard for a three-tiered, object-oriented interface. The TMN Agent Development Environment (ADE) and TMN Manager Development Environment (MDE) are two industry-leading products in the market today.

   Vertical Integration and Optimization. We believe that we are unique in providing a single-vendor, object-oriented, integrated implementation of OSI stacks, TMN agent and manager products, Q-adaption and MIB translation. Our product software modules can be tightly integrated and optimized for performance and efficient memory usage.

   Portability. Our products can be ported in network elements, on UNIX and NT platforms, in popular real-time operating systems (RTOS), in a wide range of client-server, fault-tolerant architectures and environments. These products provide: encapsulations of the underlying communication network portation details, flexible OSI and transport stack interfaces and communication networks. Portability allows us to implement changes and enhancements to the core technology once and to host those changes to many environments simultaneously. Currently, we support five RTOSs, Solaris, HP-UX, AIX and Windows NT.

   Standards Conformance. Our implementations have successfully undergone many conformance tests in a variety of contexts and environments. Conformance testing guarantees that the standards have been implemented properly and enables interoperability to occur.

   Our research and development organization is located principally in San Diego, California. As of December 31, 1999, our research and development group consisted of 38 people.

   During late 1999, we restructured operations to reduce operating expenses. As a result, our TMN development staff was significantly reduced. Future TMN product development will be performed primarily by our Poland operations.

                                 RISK FACTORS

   Our Success is Dependent on Widespread, Timely Adoption of the CORBA and TMN Standards. The majority of our software and services are based on the CORBA and TMN standards. If different protocols become the standard in the telecommunications industry, service providers are unlikely to purchase our products. Traditionally, SNMP was used mainly in enterprise applications, but in recent years, the SNMP standard has been used by telecommunications service providers for managing their public data networks. In addition, telecommunications service providers have historically depended on proprietary systems, which do not rely on any standards. While we invest substantial effort in encouraging service providers to adopt either CORBA or TMN standards, we do not have direct control over this process and we cannot provide any assurance either standard will be adopted. Telecommunications service providers could adopt a competing standard or no standard at all. Similarly, they could adopt the CORBA and/or TMN standards, but not do so within the timeframe that we expect them to. If telecommunications service providers adopt standards other than CORBA or TMN, adopt the CORBA or TMN standards but not in a timely way or fail to adopt any standard at all, our business, operating results, financial condition and strategic position would be materially adversely affected.

   We Need to Develop New Products to be Successful. The markets for our products are characterized by rapidly changing technology and frequent new product introductions. Therefore, we believe that our future success will depend on our ability to enhance our existing products and to develop and introduce in a timely fashion new products that achieve market acceptance. We have, from time to time, experienced delays in developing new products and enhancements, and while these have not had a material adverse effect on our business, if in the future, we are unable to develop and introduce new products or product enhancements in a timely manner, this could have a material adverse effect on our business, financial condition and results of operations. In addition, if the products we develop are not widely accepted by customers, we are not able to identify, develop, manufacture, market or support new products successfully or we are unable to respond effectively to technological changes, revisions in industry standards or product announcements by competitors, our business, operating results and financial condition would be adversely affected.

   We Expect Our Revenue to be Primarily from New Products. We expect that new products and related services will account for a substantial portion of our revenues in the foreseeable future. Since we expect to rely less on existing products for revenue, factors adversely affecting the pricing of or demand for our newer CORBA and TMN and related software and services, such as competition for new products or lack of customer acceptance, could have a disproportionately adverse effect on our business, operating results and financial condition.

   Potential Future Products May Limit Current Product Sales. From time to time we announce new products, capabilities or technologies that have the potential to replace or supplement our existing product offerings. These announcements can cause customers to defer purchasing or licensing our existing products, which would adversely affect our business, operating results and financial condition.

   Changes in Governmental Regulations Could Make our Products Less Marketable. The telecommunications industry is subject to regulation in the United States and other countries, and therefore our products and the busi-nesses of our current and potential customers are required to receive regula-tory approvals from multiple organizations using different standards. The en-actment or amendment by federal, state or foreign governments of new laws or regulations or changes in the interpretation of existing regulations could ad-versely affect our products and the businesses of our current and potential customers, and therefore affect our business, operating results and financial conditions.

   Our Products are Targeted at Undeveloped Markets; Our Success Depends on their Maturation. As part of our corporate strategy, we have targeted product markets that are in the early stage of their development, including the telecom CORBA market, the telecom embedded CORBA market, and the TMN market. If these markets do not mature as we expect them to, we will not have the growth opportunities we currently hope for. We believe that these markets will take years to develop and that development of these markets will require:
(1) a sufficient number of high quality, commercially successful telecommunications applications based on the

CORBA and TMN Standards, (2) a general widespread telecom industry adoption and use of CORBA, CORBA services and TMN software infrastructure products that telecommunications equipment manufacturers and service providers will use to implement and integrate OSSs from different manufacturers and/or different areas of management (EML, NML, SML and BML) and (3) the widespread use of embedded CORBA by telecom manufacturers in their devices for both network management and for the service logic area. There can be no assurance that these conditions will be met in a timely way, if at all. We cannot predict the size of the market or the rate at which the market will grow and if the markets fail to grow, grow more slowly than anticipated, or become saturated with competitors, our business, financial condition and results of operations would be materially adversely affected.

   Our Quarterly Results are Based on a Small Number of Large Orders that are Subject to Many Factors Outside of Our Control. A substantial portion of our software revenues have been, and will continue to be, derived from a small number of large orders placed by large organizations after extended evaluation. The timing of orders and their fulfillment has caused and will continue to cause material fluctuations in our operating results, particularly on a quarterly basis. In addition, our quarterly operating results have in the past and will in the future vary significantly depending upon factors such as:

  .  capital spending patterns of our customers;

  .  changes in pricing policies by ourselves and our competitors;

  .  increased competition;

  .  the cancellation of service or maintenance agreements;

  . changes in operating expenses, personnel changes, demand for our products;

  . the number, timing and significance of new product and product enhancement announcements by either ourselves or our competitors;

  . our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

  .  the mix between U.S. and international sales;

  .  seasonality; and

  .  the mix of direct and indirect sales and general economic factors.

   Based upon all of these factors, we believe that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. There can be no assurance that our revenue will increase or be sustained in future periods or that we will be profitable in any future period. Further, it is likely that in some future quarter our revenue or operating results will be below the expectations of investors. In such event, the price of our common stock is likely to be materially adversely affected.

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

   Lengthy Sales Cycles Make Predictions of Revenues Difficult. Our sales cycle is subject to a number of significant delays over which we have little control and which make forecasting difficult. Therefore, significant delays in implementation, or delays in purchases by customers, whether or not such delays are within our control, could materially adversely affect our business, operating results and financial condition. Our products are complex and generally involve significant investment decisions after extended evaluations by prospective customers. Accordingly, we must engage in a lengthy sales cycle to provide a significant level of education regarding the use and benefits of our products to potential customers. Our customers often must secure executive level approval to license our products and our license agreements often involve lengthy negotiation. In addition, the implementation of our software products involves a significant commitment by customers over an extended period of time.

   Our Fixed Price Arrangements Could Result in Losses. A majority of our professional service contracts are fixed price arrangements. Fixed price arrangements could in the future result in losses due to delays in the implementation process or other complexities associated with completion of the project underlying these arrangements, such as unknown characteristics of the customer software for which we are providing services.

   Price Erosion Due to Competition and the Impact of the Open Source Software Model. We face price competition from our competitors. Our prices are subject to negotiations where they may be discounted to meet the competition and win the contract award. The emerging popularity of the open source freeware model may also affect our ability to maintain our price levels. Our customers have shown a willingness to use freeware in some applications and this may lead to direct competition with freeware products.

   Our Markets are Very Competitive and Many of Our Competitors are Larger than We Are. We experience significant competition in telecommunications network management from TCSI, OSI, IBM, Sun Microsystems, DSET and major telecommunication vendors such as AT&T, all of whom have longer operating histories and have greater financial, technical, sales, marketing and other resources than we do. There can be no assurance that we will be able to identify, develop, manufacture, market or support products successfully or that we will be able to respond effectively to technological changes or product announcements by our competitors. Moreover, our current and potential competitors may respond more quickly to new or emerging technologies or changes in customer requirements. In addition, as the market develops, a number of companies with significantly greater resources than us could attempt to increase their presence in the market by acquiring or forming strategic alliances with our competitors resulting in increased competition. There can be no assurance that we will be able to compete successfully with these competitors.

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

   Our Stock Price is Volatile. Announcement of new products by us or our competitors and quarterly variations in financial results could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations from time to time that have affected the market prices of many technology-based companies, which are not necessarily related to the operating performance of these companies.

   Our International Sales are Subject to Factors Outside of Our
Control. Sales to customers outside of the United States accounted for a substantial portion of our net revenues for 1999, 1998 and 1997 and we expect that international sales will continue to be a significant portion of our business. International sales and operations are subject to many factors outside of our control, such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political instability, trade restrictions and tariffs. Furthermore, because we have to maintain sales offices in different countries in order to make these sales, our management must address differences in regulatory environments and cultures. If we are unable to address these differences successfully, our business, financial condition and results of operations would be adversely affected.

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

   We Depend on Third Parties for Key Elements of Our Technology. We license certain technology included in our products. While we do not believe that any of this technology could not be replaced, it might require substantial time and effort to do so. If we become unable to utilize this technology our operations could be adversely affected.

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

   Our Current Efforts to Protect Our Intellectual Property May Be Insufficient. We regard our products as proprietary and rely primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third party nondisclosure agreements and other methods to protect our proprietary rights. We also generally enter into confidentiality and invention assignment agreements with our employees and consultants. Additionally, we enter into confidentiality agreements with certain of our customers and potential customers and limit access to, and distribution of, our source code and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technologies without authorization, or to develop similar technologies independently. Furthermore, the laws of certain countries in which we do business, such as China and Korea, do not protect our software and intellectual property rights to the same extent, as do the laws of the United States. We do not include in our software any mechanisms to prevent or inhibit unauthorized use, but generally either require the execution of an agreement that restricts copying and use of our products or provides for the same in a break-the-seal license agreement. If unauthorized copying or misuse of our products were to occur to any substantial degree, our business, financial condition and results of operations could be materially adversely affected. We cannot provide any assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

   It is Possible that We Infringe the Intellectual Property of Third
Parties. While we have not received claims alleging infringement of the proprietary rights of third parties which we believe would have a material adverse effect on our business, financial condition or results of operations, nor are we aware of any similar threatened claims, we cannot provide any assurance that third parties will not claim that our current or future products infringe the proprietary rights of others. Any claim, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on reasonable terms, or at all.

   We May Have Difficulty Acquiring Businesses That Would Enhance Our Business. To continue to develop our business and technology at a sufficiently fast pace to remain competitive, we may need to acquire technology or assets from other businesses, rather than grow internally. We may not be able to identify acquisition targets, or targets we identify may not be available to us on acceptable financial or other terms. Even if we are able to acquire other businesses, we may not be able to integrate, manage and develop the new businesses efficiently and successfully and without unanticipated expense. If we are unable to acquire desirable businesses or fail to manage an acquisition successfully, we could fail to grow as planned and could experience a material adverse effect in our business, financial condition and results of operations.

Employees

   As of December 31, 1999 we employed 127 persons, of whom 38 were primarily engaged in research and development activities, 28 in professional services activities, 28 in sales and marketing activities, 16 in technical support and related activities, and 17 in general management, administration and finance. We have no collective bargaining agreements with our employees. We believe that we maintain competitive compensation, benefit, equity participation and workplace policies that assist in attracting and retaining qualified employees. We believe that our future success will depend, in part, on our ability to attract and retain qualified personnel. We have experienced no work stoppages and believe that our employee relations are good.

ITEM 2. PROPERTIES

   Our principal administrative, sales and marketing, and support facilities are located in Woodland Hills, California. Our principal research and development facilities are located in San Diego, California. Our headquarters and primary operations consist of approximately 22,000 square feet under a lease that will expire in January 2002. Our field sales, research and development, and service offices worldwide, exclusive of our headquarters, consist of leased office space totaling approximately 32,000 square feet with leases expiring between 2000 and 2003. We believe that our existing facilities are adequate for presently foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

   The Company is subject to certain legal proceedings and claims which arise in the conduct of its business. In the opinion of management, the amount of any liability with respect to these actions will not have a material effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
     SHAREHOLDER MATTERS

Market Information

   Our Common Stock is traded on the Nasdaq National Market under the symbol VRTL. Prior to April 1998, we were known as Retix and traded under the symbol RETX. The low and high closing sales prices for our stock during each quarterly period in the two fiscal years ended December 31, 1999 are as follows:

                                            1999 Fiscal Quarters Ended
                                       ----------------------------------------
                                       March 31   June 30    Sept 30    Dec 31
                                       ---------  --------  ---------  --------
     Low .............................  $ 1 9/32   $1 9/32   $1 3/4     $1 3/16
     High ............................  $2 13/32   $2 1/4    $2 31/32   $9

                                              1998 Fiscal Quarters Ended
                                          -------------------------------------
                                          March 28 June 27    Sept 26   Dec 31
                                          -------- --------  ---------  -------
     Low ................................  $4       $3 7/16   $  29/32   $1 3/8
     High ...............................  $5 3/8   $6 3/16   $3 15/16   $2 1/2

   We had approximately 420 shareholders of record on March 1, 2000.

Recent Sales of Unregistered Securities

   On September 29, 1998, we sold 2,000,000 shares of our common stock in a private placement for $1.50 per share ($3,000,000 in gross proceeds). The price per share was determined as the greater of (a) the average closing price of the common stock for the five days preceding the closing date and (b) $1.50.

   Of the total shares issued, 1,000,000 shares were purchased by Sierra Ventures V, a venture capital firm. Jeffrey M. Drazan, a General Partner of Sierra Ventures, is a member of our Board of Directors. The remaining shares were purchased by Pequot Private Equity Fund, L.P. and Pequot Offshore Private Equity Fund, Inc.

   No underwriter was used in connection with the sale of such shares, which was made in reliance upon Section 4(2) of the Securities Act of 1933 as exempt from registration.

Dividend Policy

   We have never paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected financial information has been derived from Vertel's Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto for the years ended 1999, 1998 and 1997 are included elsewhere in this Form 10-K.

                      Selected Consolidated Financial Data
                       Five Years Ended December 31, 1999

                                          Years Ended December 31,
                                  ---------------------------------------------
                                   1999     1998      1997     1996      1995
                                  -------  -------  --------  -------  --------
                                    (in thousands, except per share data)
Consolidated Statements of
 Operations:
Net revenues:
  License.......................  $12,359  $12,564  $ 12,590  $11,714  $ 10,222
  License-related party.........      --       737       --       --        --
  Service and other.............    7,456    5,066     5,887    4,443     5,324
                                  -------  -------  --------  -------  --------
   Net revenues.................   19,815   18,367    18,477   16,157    15,546
                                  -------  -------  --------  -------  --------
Cost of revenues:
  License.......................    1,595      816       876    1,059       943
  Service and other.............    5,726    4,784     4,845    3,010     3,167
                                  -------  -------  --------  -------  --------
   Total cost of revenues.......    7,321    5,600     5,721    4,069     4,110
                                  -------  -------  --------  -------  --------
Gross profit....................   12,494   12,767    12,756   12,088    11,436
                                  -------  -------  --------  -------  --------
Operating expenses:
  Research and development......    7,319    6,639     5,600    5,461     5,156
  Sales and marketing...........    8,194    6,389     6,590    6,532     3,458
  General and administrative....    4,499    3,014     3,719    3,223     2,188
  Goodwill amortization.........      754      --        --       --        --
  Restructuring expense
   (benefit)....................      641      --      1,513     (197)    2,277
                                  -------  -------  --------  -------  --------
   Total operating expenses.....   21,407   16,042    17,422   15,019    13,079
                                  -------  -------  --------  -------  --------
Operating loss from continuing
 operations.....................   (8,913)  (3,275)   (4,666)  (2,931)   (1,643)
Other income, net...............      727   10,998       171      591     1,046
                                  -------  -------  --------  -------  --------
Income (loss) from continuing
 operations before provision for
 income taxes...................   (8,186)   7,723    (4,495)  (2,340)     (597)
Income tax benefit (provision)..      427     (446)      --       --        --
                                  -------  -------  --------  -------  --------
Income (loss) from continuing
 operations.....................   (7,759)   7,277    (4,495)  (2,340)     (597)
Loss from discontinued
 operations.....................      --       --     (6,415)  (1,501)  (31,212)
                                  -------  -------  --------  -------  --------
Net income (loss)...............   (7,759)   7,277   (10,910)  (3,841)  (31,809)
Other comprehensive income
 (loss).........................      (40)     425       (42)    (328)      121
                                  -------  -------  --------  -------  --------
Net comprehensive income
 (loss).........................  $(7,799) $ 7,702  $(10,952) $(4,169) $(31,688)
                                  =======  =======  ========  =======  ========
Basic net income (loss) per
 common share:
Income (loss) from continuing
 operations.....................  $ (0.31) $  0.31  $  (0.21) $ (0.12) $  (0.03)
Loss from discontinued
 operations.....................  $   --   $   --   $  (0.31) $ (0.07) $  (1.75)
                                  -------  -------  --------  -------  --------
   Net income (loss)............  $ (0.31) $  0.31  $  (0.52) $ (0.19) $  (1.78)
                                  =======  =======  ========  =======  ========
Diluted net income (loss) per
 common share:
Income (loss) from continuing
 operations.....................  $ (0.31) $  0.29  $  (0.21) $ (0.12) $  (0.03)
Loss from discontinued
 operations.....................  $   --   $   --   $  (0.31) $ (0.07) $  (1.75)
                                  -------  -------  --------  -------  --------
   Net income (loss)............  $ (0.31) $  0.29  $  (0.52) $ (0.19) $  (1.78)
                                  =======  =======  ========  =======  ========
Consolidated Balance Sheet Data
 (as of):
Working capital.................  $ 9,514  $19,345  $  6,401  $15,338  $ 12,145
Total assets....................   23,827   28,317    13,731   23,622    22,584
Long term obligations, less
 current portion................      --       --        --       236        65
Shareholders' equity............   16,882   22,172     7,733   17,602    14,360

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Our company was founded as Retix in 1985, and was originally concentrated in the internetworking market. In 1996, our operating divisions were split into three business units, each with its own management structure. These three units focused on internetworking, network management software and wireless applications software. In 1997, we merged the wireless applications software subsidiary into our network management software subsidiary. Additionally, in 1997, our internetworking hardware subsidiary, Sonoma Systems, Inc., restructured to focus solely on broadband access equipment for the telecommunications marketplace. In January 1998, we discontinued investing in Sonoma Systems and our voting ownership was subsequently reduced from a wholly-owned subsidiary to a 19.9% interest, as Sonoma Systems raised additional capital from outside investors. In December 1998, we sold our holdings of Series B and Series C preferred stock in Sonoma Systems to a party related to Newbridge Networks Corporation, a significant Sonoma Systems customer. We retained an investment in Sonoma Systems primarily consisting of $1.0 million of Series A preferred stock that is non-convertible and non-voting. Our results of operations for 1997 and prior years have been recasted to present the operating results of Sonoma Systems as a discontinued operation. We are now focused on network management software for the telecommunications industry. Further references to the Company in Management's Discussion and Analysis of Financial Condition and Results of Operations refer solely to our continuing operations unless specifically identified otherwise.

   Vertel Corporation (Vertel I) was organized as a wholly-owned subsidiary of Retix in February 1996. In conjunction with the formation, Retix transferred to Vertel I the net assets of Retix's TMN product line, including the direct and indirect subsidiaries through which Retix historically conducted such business. Vertel I released its first TMN software products and services in 1995. Vertel I merged into Vertel Corporation in 1999.

   In March 1999, we acquired Expersoft Corporation (Expersoft), a developer and marketer of standards-based, high performance Common Object Request Broker Architecture (CORBA) software technology. The acquisition price was approximately $3,225,000 and consisted of cash of $3,000,000 and acquisition costs of $225,000. At December 31, 1999, we had paid $3,182,000 of the cash consideration and acquisition costs. The acquisition was accounted for as a purchase. Expersoft Corporation was merged into Vertel Corporation in December 1999.

   We develop, market, and support vertically integrated, object-oriented software solutions for the management of public telecommunications networks. Our solutions cover the Telecommunications Management Network (TMN) market and the emerging CORBA market. Our TMN products, are based upon the International Telecommunications Union's TMN standard and support seamless network operation and management over diverse transmission media and protocols. We believe that we offer the only commercially available, fully interoperable suite of products and tools that span the network element, element management, network management and service management layers of the TMN model. We offer embedded software for network equipment and software solutions to allow telecommunications service providers to integrate proprietary, SNMP, TMN, and CORBA based network management systems with standards-based solutions. In addition, we offer object-oriented software platforms that facilitate the rapid development of network and service management applications and features such as fault detection and automatic response, remote improvement of network configuration, automation of accounting and billing functions and optimization of network traffic and security.

   We also provide professional services to customers such as turnkey management solutions in addition to product integration and product application services. Our professional services include system analysis and design, source code portation and interface, custom application development, conformance and certification testing and technical support services.

   We sell products and services primarily through a direct sales force in the United States and abroad and, in certain territories, through third party agents. Our customers include telecommunications service providers and their customers, network equipment manufacturers, independent software developers and software platform vendors.

   We derive revenue primarily from software source license fees, royalties and services, including professional services, technical support and maintenance. Source license fees consist primarily of licenses of our software solutions and development platforms. We recognize product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of the resulting receivables is probable and no significant production, modification or customization of software is required. For contracts with multiple elements (e.g., software products, maintenance services and other services), we allocate revenue to each element of the contract based on objective evidence of the element's fair value. This objective evidence of fair value is specific to us and consists either of prices derived from sales of elements when they are sold separately or the price established by our management for sale of elements in the ordinary course of business. To date, substantially all source license fees have been recognized upon delivery to our customer. Source license agreements generally do not provide for a right of return. We maintain reserves for returns and potential credit losses, neither of which has had a material effect on our results of operations or financial condition through December 31, 1999.

   Pursuant to source code license agreements, licensees may distribute binary or embedded versions of our software in our licensees' products. Royalties become due upon shipment of products containing the binary or embedded code. Generally, software license royalty revenue is recognized upon notification by our licensee that products incorporating our software have been shipped by our licensee or, for customers for which we have sufficient historical information, upon estimated amounts which we expect the customer to report. Because of the development times required for licensees to design and ship products containing binary or embedded software, we generally do not receive royalties from shipments of such products for at least three quarters from the date we initially ship source code.

   We separately offer professional services, including system design and engineering, custom application development, source code portation, conformance testing and certification and application development. Many of our customers contract for professional services. These services are typically based on a detailed statement of work. Professional services revenue varies according to the size, timing and complexity of the project and is typically billed based on satisfaction of certain milestones or on a per day fee. Revenue from professional services is recognized using the percentage of completion method, or on a time and materials basis. In certain cases, customers reimburse us for non-recurring engineering efforts. Such reimbursements are recognized as revenue and associated costs are reflected as cost of revenues.

   Our technical support services consist of product support and maintenance, training and on-site consulting. Product support and maintenance fees have constituted the majority of technical support revenue. Product support and maintenance fees typically have ranged from 10-20% of the initial source license fee and are recognized on a straight-line basis over the term of the contract, which is generally six to twelve months. Other revenue from training and on-site consulting is recognized as performed.

   Our operating expenses have increased substantially since 1998 as we have made investments related to the development and introduction of our TMN and CORBA products, expanded our sales force and established additional general and administrative functions. Additionally, we now incur goodwill amortization arising from our acquisition of Expersoft in March 1999. In October 1999, we announced a restructuring of our operations intended to reduce costs and make us more competitive. As a result of the restructuring, we incurred a charge of $641,000, net of a restructuring benefit of $123,000 that arose from the reversal of excess restructuring reserves from prior years. During the fourth quarter of 1999, we reduced our workforce by approximately 20%, moved some key functions to foreign subsidiaries and consolidated our U.S. engineering functions to our San Diego facility. Accordingly, we expect that our expenses going forward in 2000 will be lower than those incurred in 1999.

   While we are largely dependent on products complying with the TMN standard and must be evaluated in light of the risks and uncertainties frequently encountered by companies dependent upon such standards and products, we are expanding our products and technologies to reduce our dependence on TMN. In addition, our markets are new and rapidly evolving which heightens these risks and uncertainties. To address these risks, we must, among other things, successfully implement our marketing strategy, respond to competitive developments, continue to develop and upgrade our products and technologies more rapidly than our competitors and commercialize our products and services incorporating these enhanced technologies. There can be no assurance that we will succeed in addressing any or all of these risks. See Item 1: Business; "Risk Factors--Our Success is Dependent on Widespread, Timely Adoption of the CORBA and TMN Standards."

Results of Operations

   The following table sets forth certain items from our Statement of Operations as a percentage of net revenues:

                                      Years Ended
                                     December 31,
                                   ---------------------
                                   1999    1998    1997
                                   -----   -----   -----
     Net revenues................  100.0%  100.0%  100.0%
     Cost of revenues............   36.9    30.5    31.0
                                   -----   -----   -----
     Gross margin................   63.1    69.5    69.0
     Operating expenses:
       Research and development..   36.9    36.1    30.3
       Sales and marketing.......   41.4    34.8    35.7
       General and
        administrative...........   22.7    16.4    20.1
       Goodwill amortization.....    3.8     --      --
       Restructuring expense.....    3.2     --      8.2
                                   -----   -----   -----
         Total operating
          expenses...............  108.0    87.3    94.3
                                   -----   -----   -----
     Operating loss from
      continuing operations......  (44.9)% (17.8)% (25.3)%
                                   =====   =====   =====

   Net Revenues. Net revenues increased 7.9% to $19,815,000 in 1999 from $18,367,000 in 1998 following a 0.6% decrease from $18,477,000 in 1997. The increase in net revenues in 1999 compared to 1998 was due primarily to higher revenues from professional service contracts and increased maintenance revenues, which were partially offset by a decrease in license revenues. The slight decrease in net revenues in 1998 compared to 1997 was primarily due to lower revenues from professional service contracts and custom software engineering services, which were partially offset by an increase in license revenues.

   License revenues consist primarily of license fees and royalties derived from our software solutions and development platforms, and historically have accounted for a substantial portion of total revenue in each quarter. Annual license revenues decreased 7.1% to $12,359,000 during 1999 from $13,301,000 in 1998 following a 5.6% increase from $12,590,000 in 1997. The decrease in license revenues in 1999 as compared to 1998 was due primarily to a $1,000,000 licensing fee arising out of a semi-exclusive licensing contract with a customer for our Aeronautical Telecommunications Network (ATN) Router software during the second quarter of 1998, approximately $800,000 of license revenue attributable to certain Background Technology recognized in connection with our sale of our CDPD and pACT technologies during the third quarter of 1998, revenues during the first and second quarters of 1998 related to our ATN and CDPD product lines which were sold in 1998 (approximately $550,000) and a one-time licensing to a related party in the first quarter of 1998 ($737,000). These decreases were partially offset by $2,200,000 in Expersoft licensing revenues recognized in 1999. The increase in license revenues in 1998 as compared to 1997 was primarily due to the $1,000,000 semi-exclusive ATN licensing contract, approximately $800,000 license revenue associated with the sale of our CDPD and pACT technologies and the related party license of $737,000, as noted above. These increases were partially offset by the one time final billing of $1,900,000 related to the discontinuance of the pACT-based two-way paging messaging products in 1997.

   Service and other revenues consist primarily of professional services, maintenance, technical support, non-recurring engineering projects, training and other revenues. Service and other revenues increased 47.2% to $7,456,000 during 1999 from $5,066,000 in 1998 following a 13.9% decrease from $5,887,000 in 1997. The increase in service and other revenues in 1999 as compared to 1998 was primarily the result of additional professional service contracts ($1,583,000) and additional maintenance revenues stemming from the acquisition of Expersoft ($1,115,000), which were partially offset by lower custom engineering service revenues ($121,000) and lower maintenance revenues ($187,000) as a result of the aforementioned sale of our ATN and CDPD product lines. The decrease in service and other revenues in 1998 as compared to 1997 was primarily the result of fewer professional service contracts and lower custom software engineering services.

   Our sales to customers outside of the United States comprised approximately 48.6%, 42.9% and 40.3%, respectively, of net revenues in 1999, 1998 and 1997. We have historically reported a high percentage of sales to customers outside of the United States and we expect that trend to continue.

   Gross Margin. Cost of revenues consists primarily of professional engineering services and warranty and technical support, primarily comprised of payroll and related costs, and royalties paid under third party software licensing agreements. Gross margin decreased to 63.1% of net revenues in 1999, from 69.5% in 1998 and 69.0% in 1997. The decrease in 1999 compared to 1998 was primarily due to a higher percentage of service and other revenues in the product mix, which have a lower margin compared to license revenues. Additionally, the lower margin in 1999 was the result of a license transaction of Expersoft during the first quarter of 1999 valued at $402,000, of which $385,000 in costs and estimated earnings had accrued to Expersoft prior to the acquisition as a result of Expersoft completing substantially all of the related software development. The slight increase in gross margin in 1998 as compared to 1997 was primarily due to the decrease in professional service revenues, which typically have lower margins than license revenues. We anticipate that changes to pricing structures and distribution strategies may occur, and that margins may fluctuate and could decline in future periods.

   Research and Development. We have historically invested heavily in research and development to expand our expertise in TMN-based software solutions applications technologies and to continue sustaining support of our product offerings. Through our Expersoft acquisition, we added CORBA technology to our network management solutions and intend to develop embedded telecom specific implementations of this technology. The major components of R&D expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, the cost of facilities and depreciation of capital equipment, which consists primarily of computer and test equipment. Costs related to R&D in certain cases are offset by customer reimbursement of non-recurring engineering efforts.

   Total R&D expenses increased 10.2% to $7,319,000 in 1999 from $6,639,000 in 1998 and increased 18.6% in 1998 from $5,600,000 in 1997. As a percentage of revenue, R&D expenses increased to 36.9% in 1999, as compared to 36.1% in 1998 and 30.3% in 1997. The increase in R&D expenses during 1999 was primarily the result of the addition of Expersoft's product development organization ($1,659,000), as well as a lower charge-back to cost of revenues for non-recurring engineering services ($379,000). These increases were partially offset by reduced payroll, consulting and related costs of TMN product development during the year, which was primarily the result of the restructuring announced in October 1999 ($1,296,000). The increase in R&D expense in 1998 as compared to 1997 was primarily the result of additional salaries and related expenses due to additional personnel and an increase in the average level of compensation, as well as a lower charge-back to cost of revenues for non-recurring engineering services.

   In October 1999, we announced a restructuring plan designed to reduce operating costs, and reduced our overall workforce by approximately 20%. The TMN product development staff in our headquarters accounted for approximately half of the headcount reduction. We intend to transition future TMN product development to our Poland operations, where our costs are lower. We expect to continue to make significant investments in the development of new products and feature enhancements to existing product lines but anticipate that expenditures are likely to be lower in future periods.

   Sales and Marketing. Sales and marketing expenses consist primarily of personnel and associated costs related to selling, and marketing activities, including marketing programs such as trade shows and other promotional costs. We believe that substantial sales and marketing expenditures are essential to developing the opportunities for revenue growth and to sustaining our competitive position.

   Sales and marketing expenses increased 28.3% to $8,194,000 in 1999 from $6,389,000 in 1998 and decreased 3.1% in 1998 from $6,590,000 in 1997. Sales and marketing expenses as a percentage of revenues increased to 41.4% in 1999 from 34.8% in 1998. The increase in sales and marketing expenses in 1999 compared to 1998 was due primarily to increased personnel and the associated payroll, commissions, recruiting, relocation and travel costs ($1,143,000), consulting expenses ($33,000), increased costs of trade shows ($150,000), public relations ($82,000), advertising ($33,000) and the addition of Expersoft's sales and marketing organization ($374,000). Sales and marketing expenses decreased in 1998 as compared to 1997, and decreased as a percentage of revenues to 34.8% in 1998 from 35.7% in 1997 due to lower promotional expenses for trade shows during 1998 compared to the 1997. In addition, sales salaries, commissions, and related expenses in the 1998 period were lower as a result of certain staff reductions which occurred during 1997.

   Sales and marketing expenses are expected to continue to comprise a significant percentage of our total expenses because of costs associated with supporting the worldwide sales and service functions necessary to meet the needs of our customer base and respond to the opportunities in the CORBA and TMN marketplaces.

   General and Administrative. General and administrative expenses consist primarily of salaries, rent and other related expenses of administrative, executive and financial personnel as well as professional fees, investor relations costs and insurance premiums. General and administrative expenses increased 49.3% to $4,499,000 in 1999 as compared to $3,014,000 in 1998, and decreased 19.0% in 1998 from $3,719,000 in 1997. The increase in 1999 is primarily due to the addition of the Expersoft general and administrative organization ($1,022,000), increased professional and consulting fees ($344,000) and a non-recurring charge related to the value of stock options granted to three former officers in January 1999 ($192,000). These increases were partially offset by lower recruiting fees ($53,000). The decrease in 1998 as compared to 1997 was due primarily to the elimination of certain corporate overhead expenses incurred in 1997 when we had a holding company structure to oversee the operations of our subsidiaries, including Sonoma Systems.

   Goodwill Amortization. Goodwill amortization for 1999 was $754,000 compared to zero in 1998 and 1997. Goodwill resulted from the purchase of Expersoft in March of 1999 and is being amortized over five years at approximately $238,000 per quarter ($952,000 annualized).

   Restructuring Expense. In October 1999, we announced a restructuring plan designed to reduce operating costs, and reduced our overall workforce by 25 employees. The workforce reduction was concentrated in R&D but impacted all areas. The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 1999 were $764,000 and included costs of employee severance pay ($406,000) and the costs of vacating a facility ($351,000). Of these costs, $246,000 was paid in 1999. It is anticipated that severance costs amounting to $227,000 will be paid in the first quarter of 2000. At December 31, 1999, facility reserves totaled $212,000. Additionally, during the third and fourth quarters of 1999, we recognized a benefit of $123,000, upon the reversal of certain restructuring reserves originally recorded in 1995 and 1997, resulting in a net restructuring expense recorded for fiscal 1999 of $641,000.

   In December 1997, we announced plans to discontinue investment in our broadband access equipment subsidiary, Sonoma Systems. As a result, our management structure was reorganized and downsized by three officers to reflect the reduction of the number of operating subsidiaries to one. The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 1997 were $1,816,000 and included costs of officer severance pay, acceleration of vesting for certain officer and director stock options, facility consolidation, professional fees and other related charges. These costs were paid in 1998 except for $119,000 related to facility reserves. Additionally, during the fourth quarter of 1997, we recorded a reversal of certain restructuring reserves and accruals originally recorded in 1995 totaling $303,000, resulting in a net restructuring expense recorded for fiscal 1997 of $1,513,000.

   Loss from Continuing Operations. We incurred a loss from continuing operations of $8,913,000 in 1999, $3,275,000 in 1998, and $4,666,000 in 1997.
The increase in loss from continuing operations in 1999 as compared to 1998 was due to a combination of lower margins and higher operating expenses. The decrease in loss from continuing operations in 1998 as compared to 1997 is primarily attributable to the restructuring expense in 1997, as the 1998 reductions in sales and marketing and general and administrative expenses are partially offset by the lower gross margin and increased research and development costs.

   Other Income, Net. In 1999, other income, net decreased by $10,271,000 to $727,000 as compared to $10,998,000 for 1998 and increased $10,827,000 in 1998 from $171,000 in 1997. Interest income increased by $297,000 in 1999, primarily as a result of higher cash balances, but this increase was more than offset by the gain on sale ($7,600,000) in December 1998 of our holdings of Series B and Series C preferred stock in Sonoma Systems (a former subsidiary), the non-recurring gain on the sale of our CDPD and pACT technologies ($2,200,000), the non-recurring gain on the sale of a certain software library and the assignment of certain assets and liabilities of our ATN operations ($437,000), both in the third quarter of 1998, and by the non-recurring gain of approximately $600,000 to reflect curtailment of a non-U.S. pension plan that previously covered our Irish employees that was recorded in the first three quarters of 1998. Other income, net, of $171,000 in 1997 was primarily interest income.

   Provision for Income Taxes. We recorded a benefit for income taxes of $427,000 in 1999 due to the expiration of certain tax contingencies. In 1998, we recorded a provision for income taxes of $446,000 on pre-tax income from continuing operations of $7,723,000 in 1998. No income tax benefit was recognized on pre-tax losses from continuing operations of $8,186,000 in 1999 or on pre-tax losses from continuing operations of $4,495,000 in 1997. Our 1998 tax provision was positively impacted by the utilization of approximately $4,426,000 of net operating losses carried forward from prior years. Deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates. A valuation allowance equal to the total amount of our net deferred tax assets of $27,523,000 at December 31, 1999, has been established. The net deferred tax assets will be realized to the extent that we operate profitably in the future during the respective carryforward periods.

Liquidity and Capital Resources

   Net cash used for operating activities during 1999 was $7,308,000 compared to $1,755,000 provided by operating activities during 1998 and $4,277,000 used for operating activities in 1997. The negative cash flow from operations in 1999 was comprised primarily of a loss from continuing operations ($7,759,000) and increases in accounts receivable ($1,611,000) and deferred revenue ($561,000). These amounts were partially offset by non-cash depreciation and amortization ($2,184,000) and non-cash stock based compensation ($368,000). The cash provided by operating activities in 1998 was primarily the result of the proceeds from the sale of our CDPD and pACT technologies ($2,000,000), non-cash depreciation and amortization ($1,124,000), a decrease in accounts receivable ($360,000) and prepaid expenses and other current assets ($594,000) and an increase in accrued taxes ($310,000). These amounts were partially offset by payments in 1998 of restructuring expenses that were accrued in 1997 ($1,263,000). The negative cash flow from operating activities in 1997 was comprised primarily of the net loss from continuing operations ($4,495,000) and an increase in accounts receivable ($1,038,000). These amounts were partially offset by non-cash depreciation and amortization ($1,017,000) and a decrease in prepaid expenses and other current assets ($243,000).

   Net cash used for investing activities was $9,318,000 in 1999 and net cash provided by investing activities was $7,881,000 and $7,899,000 for 1998 and 1997, respectively. The net cash used for investing activities in 1999 was due to net purchases of short-term investments ($4,699,000), purchases of property and equipment ($1,797,000) and cash paid for the acquisition of Expersoft, net of cash acquired ($2,934,000), which was partially offset by a decrease in other assets of $112,000. The net cash provided in 1998 was primarily due to the sale of our holdings of Series B and Series C Preferred Stock of Sonoma Systems ($10,093,000) which was partially offset by purchases of property and equipment ($1,161,000) and net purchases of short-term investments ($978,000). The net cash provided in 1997 was primarily due to sales of short-term investments ($7,748,000) and a reduction in other assets ($631,000) which was partially offset by purchases of property and equipment ($480,000).

   Net cash provided by financing activities was $1,145,000, $3,338,000 and $766,000 for 1999, 1998 and 1997, respectively. The net cash provided in 1999 was due to the exercise of stock options under the employee stock option plans ($1,760,000) which was partially offset by payments of capital lease obligations ($615,000). The net cash provided in 1998 was primarily due to the private placement of Common Stock ($2,971,000) and the exercise of stock options under the employee stock option plans ($341,000). The net cash provided in 1997 was due to the exercise of stock options and stock sales under the employee stock purchase plans ($256,000) and cash received as the result of the repayment of certain notes receivable originally issued from the exercise of certain stock options ($510,000).

   No net cash was provided by or used for discontinued operations in 1999. Net cash provided by or (used for) discontinued operations was $281,000 and ($6,313,000) 1998 and 1997, respectively.

   We believe that cash and short-term investment balances ($9,651,000 at December 31, 1999) will be sufficient to meet our liquidity requirements for the next twelve months. From time to time, we may also consider the acquisitions of, or evaluate investments in, certain products and businesses complementary to our business. Any such acquisitions or investments may require additional capital resources.

   The Company anticipates expenditures for capital equipment will approximate $1,250,000 for the year ending December 31, 2000.

   At December 31, 1999, our long-term liquidity needs consisted principally of operating lease commitments related to facilities and office equipment.

European Monetary Union

   In January 1999, eleven European countries, including France, Germany and the Netherlands, where we maintain operations, implemented a single currency (the "Euro") to replace their separate currencies. While transactions may still be consummated in the individual currencies of the member countries, we will be required to, and are currently in the process of, implementing modifications to our payroll and benefits systems as well as our contracts and other obligations in order to accommodate the Euro. We do not currently believe that we will incur a material financial expense in connection with such modifications. The introduction of the Euro, presents certain risks for us including, risks associated with our reduced ability to adjust pricing of our products based on local currencies, fluctuations in the Euro based on economic turmoil in countries other than those in which we do business and other risks normally associated with doing business in international currencies, any of which could have an adverse effect on our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   We are exposed to market risk with respect to our investments in equity securities and in the areas of interest rates and foreign currency exchange rates. Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. The following discussion about our market risk contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors.

 Interest Rate Risk

   We are exposed to interest rate risk on our short-term investments. To manage this risk we maintain an investment policy that limits our investments to short-term, highly rated, fixed income facilities such as highly liquid municipal bonds and high-grade commercial paper. We mitigate default risk by investing in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor and by placing our portfolio under the management of professional money managers who invest within specified parameters established by the Board of Directors. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

   Historically, the effect of interest rate risk on us has not been significant. We had short-term investments of $5,677,000, with a weighted-average variable rate of 6.04%, as of December 31, 1999 and $978,000 with a weighted-average variable rate of 5.34%, as of December 31, 1998. Although these short-term investments consist primarily of highly liquid investments with remaining maturities of less than 90 days, they are subject to interest rate risk and will decrease in value if market interest rates increase. A 200 basis point change in interest rates at December 31, 1999 would have resulted in a change in fair market value of less than $20,000. We are also exposed to interest rate risks on our fixed rate debt obligations. At December 31, 1999, we had $26,000 of short-term fixed rate debt. There was no fixed rate debt outstanding at December 31, 1998. A hypothetical fluctuation in market interest rates by 1% from the December 31, 1999 and 1998 rates would have caused the fair value of our fixed rate debt to fluctuate by an insignificant amount.

 Foreign Exchange Risk

   While our consolidated financial statements are prepared in United States dollars, a portion of our worldwide operations have a functional currency other than the United States dollar. In particular, we maintain operations in France, Germany, Japan, Korea, the Netherlands, Poland and the United Kingdom, where the functional currencies are: French Franc, Deutschemark, Yen, Won, Dutch Guilder, Zloty and British Pound, respectively. Most of our revenues are denominated in the United States Dollar. Fluctuations in exchange rates may have a material adverse effect on our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, exchange fluctuations have not had a material impact on our earnings and we have not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. We do not have a policy relating to hedging. There can be no assurance that any hedging techniques implemented by us would be successful or that our results of operations will not be materially adversely affected by exchange rate fluctuations. Our foreign assets are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               VERTEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $  3,974  $ 19,495
  Short-term investments ..................................    5,677       978
  Trade accounts receivable (net of allowances of $486 for
   1999 and $556 for 1998).................................    6,289     4,477
  Prepaid expenses and other current assets................      519       540
                                                            --------  --------
    Total current assets...................................   16,459    25,490
Property and equipment, net................................    1,638     1,025
Investments................................................    1,437     1,437
Goodwill...................................................    3,987       --
Other assets...............................................      306       365
                                                            --------  --------
                                                            $ 23,827  $ 28,317
                                                            ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $    931  $    426
  Accrued wages and related liabilities....................    1,672     1,351
  Capital lease obligations................................       26       --
  Accrued restructuring expenses...........................      439       224
  Accrued taxes payable....................................      483     1,087
  Other accrued liabilities................................    1,773     1,942
  Deferred revenue.........................................    1,621     1,115
                                                            --------  --------
    Total liabilities......................................    6,945     6,145
                                                            --------  --------
Shareholders' equity:
  Preferred stock, par value $.01, 2,000,000 shares
   authorized; none issued and outstanding.................
  Common stock, par value $.01, 50,000,000 shares
   authorized; shares issued and outstanding: 1999,
   26,246,531; 1998, 24,954,545............................      262       249
  Additional paid-in capital...............................   82,049    79,553
  Accumulated deficit......................................  (65,242)  (57,483)
  Accumulated comprehensive loss...........................     (187)     (147)
                                                            --------  --------
    Total shareholders' equity.............................   16,882    22,172
                                                            --------  --------
                                                            $ 23,827  $ 28,317
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    Years ended December 31,
                                                    --------------------------
                                                     1999     1998      1997
                                                    -------  -------  --------
Net revenues:
  License.......................................... $12,359  $12,564  $ 12,590
  License-related party............................     --       737       --
  Service and other................................   7,456    5,066     5,887
                                                    -------  -------  --------
    Net revenues...................................  19,815   18,367    18,477
                                                    -------  -------  --------
Cost of revenues:
  License..........................................   1,595      816       876
  Service and other................................   5,726    4,784     4,845
                                                    -------  -------  --------
    Total cost of revenues.........................   7,321    5,600     5,721
                                                    -------  -------  --------
Gross profit.......................................  12,494   12,767    12,756
                                                    -------  -------  --------
Operating expenses:
  Research and development.........................   7,319    6,639     5,600
  Sales and marketing..............................   8,194    6,389     6,590
  General and administrative.......................   4,499    3,014     3,719
  Goodwill amortization............................     754      --        --
  Restructuring expense............................     641      --      1,513
                                                    -------  -------  --------
    Total operating expenses.......................  21,407   16,042    17,422
                                                    -------  -------  --------
Operating loss from continuing operations .........  (8,913)  (3,275)   (4,666)
Other income, net..................................     727   10,998       171
                                                    -------  -------  --------
Income (loss) from continuing operations before
 provision for income taxes........................  (8,186)   7,723    (4,495)
Income tax benefit (provision).....................     427     (446)      --
                                                    -------  -------  --------
Income (loss) from continuing operations...........  (7,759)   7,277    (4,495)
Loss from discontinued operations (including
 provision for operating losses of $100 during
 phase out period in 1997).........................     --       --     (6,415)
                                                    -------  -------  --------
Net income (loss)..................................  (7,759)   7,277   (10,910)
Other comprehensive income (loss)..................     (40)     425       (42)
                                                    -------  -------  --------
Comprehensive income (loss)........................ $(7,799) $ 7,702  $(10,952)
                                                    =======  =======  ========
Basic net income (loss) per common share:
  Income (loss) from continuing operations ........ $ (0.31) $  0.31  $  (0.21)
  Loss from discontinued operations................ $   --   $   --   $  (0.31)
                                                    -------  -------  --------
  Net income (loss)................................ $ (0.31) $  0.31  $  (0.52)
                                                    =======  =======  ========
Diluted net income (loss) per common share:
  Income (loss) from continuing operations......... $ (0.31) $  0.29  $  (0.21)
  Loss from discontinued operations................ $   --   $   --   $  (0.31)
                                                    -------  -------  --------
  Net income (loss)................................ $ (0.31) $  0.29  $  (0.52)
                                                    =======  =======  ========
Weighted average shares outstanding used in net
 income (loss) per common share calculations:
  Basic............................................  25,425   23,321    21,120
  Diluted..........................................  25,425   24,698    21,120

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                     Accumulated
                             Common Stock    Additional                 Other
                          ------------------  Paid-In   Accumulated Comprehensive    Notes
                            Shares    Amount  Capital     Deficit   Income (Loss) Receivables  Total
                          ----------- ------ ---------- ----------- ------------- ----------- --------
Balance at January 1,
 1997...................   22,597,427  $226   $78,089    $(53,850)     $(1,961)     $(4,902)  $ 17,602
 Issuance of common
  stock upon exercise of
  warrants..............    1,457,627
 Issuance of common
  stock upon exercise of
  options...............       35,985              41                                               41
 Payment of notes
  receivable from
  issuance of common
  stock.................                                                                510        510
 Compensation expense
  from acceleration of
  stock options.........                          317                                              317
 Issuance of common
  stock under employee
  stock purchase plan...       55,479     1       214                                              215
 Other comprehensive
  loss..................                                                   (42)                    (42)
 Net loss...............                                  (10,910)                             (10,910)
                          -----------  ----   -------    --------      -------      -------   --------
Balance at December 31,
 1997...................   24,146,518   227    78,661     (64,760)      (2,003)      (4,392)     7,733
 Issuance of common
  stock upon private
  placement, net........    2,000,000    20     2,951                                            2,971
 Issuance of common
  stock upon exercise of
  options...............      394,277    18       323                                              341
 Payment of notes
  receivable from
  issuance of common
  stock.................                                                                 25         25
 Cancellation of notes
  receivable in exchange
  for share repurchase..  (1,586,250)   (16)   (4,351)                                4,367        --
 Increase in value of
  Sonoma Systems
  investment............                        1,969                    1,431                   3,400
 Other comprehensive
  income................                                                   425                     425
 Net income.............                                    7,277                                7,277
                          -----------  ----   -------    --------      -------      -------   --------
Balance at December 31,
 1998...................   24,954,545  $249   $79,553    $(57,483)     $  (147)     $   --    $ 22,172
 Issuance of common
  stock upon exercise of
  options...............    1,102,557    11     1,749                                            1,760
 Compensation expense
  from issuance of stock
  options...............                          368                                              368
 Issuance of common
  stock to minority
  shareholders in
  connection with Vertel
  Corporation I merger..      189,429     2       379                                              381
 Other comprehensive
  income................                                                   (40)                    (40)
 Net loss...............                                   (7,759)                              (7,759)
                          -----------  ----   -------    --------      -------      -------   --------
Balance at December 31,
 1999...................   26,246,531  $262   $82,049    $(65,242)     $  (187)     $   --    $ 16,882
                          ===========  ====   =======    ========      =======      =======   ========

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Years ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
Cash flows from operating activities:
  Net income (loss) from continuing operations..... $ (7,759) $ 7,277  $(4,495)
  Adjustments to reconcile net income (loss) from
   continuing operations to net cash provided by
   (used for) operating activities:
    Gain on sale of Sonoma Systems investment......      --    (7,641)     --
    Depreciation and amortization..................    2,184    1,124    1,017
    Loss on disposal of fixed assets...............       79      --       --
    Reserve for returns and bad debts..............      (70)     104       84
    Restructuring expense (benefit)................      (82)     --     1,513
    Non-cash stock based compensation..............      368      --       --
    Changes in operating assets and liabilities
     (Note 11).....................................   (2,028)     891   (2,396)
                                                    --------  -------  -------
    Net cash (used for) provided by operating
     activities....................................   (7,308)   1,755   (4,277)
                                                    --------  -------  -------
Cash flows from investing activities:
  Net (purchases) sales of short-term investments..   (4,699)    (978)   7,748
  Proceeds from sale of Sonoma Systems investment..      --    10,093      --
  Purchases of property and equipment..............   (1,797)  (1,161)    (480)
  Cash paid for business acquisition, net of cash
   acquired........................................   (2,934)     --       --
  Change in other assets...........................      112      (73)     631
                                                    --------  -------  -------
    Net cash (used for) provided by investing
     activities....................................   (9,318)   7,881    7,899
                                                    --------  -------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock...........    1,760    3,338      766
  Payments on capital lease obligations............     (615)     --       --
                                                    --------  -------  -------
    Net cash provided by financing activities......    1,145    3,338      766
Net cash provided by (used for) discontinued
 operations........................................      --       281   (6,313)
                                                    --------  -------  -------
Effect of exchange rate changes on cash............      (40)     (12)     (42)
                                                    --------  -------  -------
Net (decrease) increase in cash and cash
 equivalents.......................................  (15,521)  13,243   (1,967)
Cash and cash equivalents, beginning of year.......   19,495    6,252    8,219
                                                    --------  -------  -------
Cash and cash equivalents, end of year............. $  3,974  $19,495  $ 6,252
                                                    ========  =======  =======

          See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

   The consolidated financial statements include the accounts of Vertel Corporation (formerly Retix) and its subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated in consolidation. The Company was founded in 1985 and develops, markets, and supports vertically integrated, object-oriented software solutions for the management of public telecommunications networks. Our solutions cover the telecommunications management network ("TMN") and the Common Object Request Broker Architecture ("CORBA") market. In addition, the Company serves telecommunications equipment manufacturers, computer systems original equipment manufacturers ("OEMs") and Internet access providers. In conjunction with its annual shareholders' meeting held in March 1998, the Company changed its name from Retix to Vertel Corporation. Trading of the Company's common stock on the Nasdaq National Market (symbol: VRTL, formerly RETX) commenced following the Company's initial public offering in December 1991.

   In March 1999, the Company acquired Expersoft Corporation, a developer and marketer of standards-based, high performance CORBA software technology (see
Note 15).

   Revenues are generated primarily from software licenses, royalty agreements, professional services and maintenance contracts. For the year ended December 31, 1999, sales to Lucent Technologies comprised approximately 11.6% of net revenues. For the year ended December 31, 1998, no individual customer accounted for more than 10% of net revenues. For the year ended December 31, 1997, AT&T Corp. comprised approximately 10.2% of net revenues. At December 31, 1999, Lucent Technologies comprised 17% of accounts receivable.

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

 Software Development Costs

   Development costs incurred in the research and development of software products are expensed as incurred until the technological feasibility of the products has been established. Subsequent to 1997, costs incurred after the establishment of technological feasibility have not been material. Capitalized software development costs were fully amortized in 1998. Accordingly, there was no amortization of capitalized software development costs in 1999. Amortization of capitalized software development costs for the years ended December 31, 1998 and 1997 totaled $250,000 and $390,000, respectively.

 Investments

   Investments consist primarily of highly liquid municipal bonds and commercial paper ("marketable securities") and equity securities. Marketable securities are categorized as trading and are carried at fair value. Fair value of marketable securities is determined by the quoted market prices for each investment. Marketable securities with a maturity of less than one year but greater than three months when purchased are

                              VERTEL CORPORATION
classified as short-term investments. Marketable securities with a maturity greater than one year when purchased are classified as long-term investments. Unrealized holding gains and losses on investments are recorded in the Statement of Operations. Investments in equity securities for which fair market values are not readily determinable, or for which sale is restricted for periods exceeding twelve months, are carried at cost. The carrying value of short term investments approximates fair market value.

 Revenue Recognition

   The Company derives revenue primarily from software license and royalty fees, professional services, maintenance and customer support services and, to a lesser extent, custom engineering consulting contracts. Software license revenues are recognized in accordance with Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", as amended by SOP No. 98-4, when a noncancelable license agreement has been signed, the software product has been delivered, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is either based on the price charged when an element is sold separately or, in the case of an element not sold separately, the price established by authorized management.

   Software license royalty revenue is recognized upon notification by the licensee that products incorporating the Company's software have been shipped by the licensee or, for customers for which the Company has sufficient historical information, upon estimated amounts which the Company expects the customer to report. Revenues from maintenance and support contracts are recognized on a straight-line basis over the term of the contract, which is generally six to twelve months. Revenues from professional services are recognized using the percentage of completion method of accounting or on a time and materials basis. In certain cases, customers reimburse the Company for non-recurring engineering efforts. Such reimbursements are recognized as revenue and associated costs are reflected as cost of revenues.

   Deferred revenues include unearned amounts received under maintenance and support contracts and amounts billed to customers but not recognized as revenue. An allowance for sales returns is accrued concurrently with the recognition of revenue.

 Stock-Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

 Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future income tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary difference between the financial statement and income tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts that are more likely than not to be realized.

                              VERTEL CORPORATION

 Earnings Per Share

   The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be antidilutive.

   The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share computations for the years ended December 31, 1999, 1998 and 1997 (in thousands).

                                                     1999     1998      1997
                                                    -------  -------  --------
     Numerator:
       Income (loss)-numerator for basic and
        diluted income (loss) per share from
        continuing operations ..................... $(7,759) $ 7,277  $ (4,495)
                                                    =======  =======  ========
       Net income (loss)-numerator for basic and
        diluted net income (loss) per share........ $(7,759) $ 7,277  $(10,910)
                                                    =======  =======  ========
     Denominator:
       Denominator for basic income (loss) per
        common share weighted average shares.......  25,425   23,321    21,120
                                                    -------  -------  --------
     Effect of dilutive securities-stock options...     --     1,377       --
     Denominator for diluted income (loss) per
      common share.................................  25,425   24,698   21,120
                                                    =======  =======  ========

   Common shares related to stock options that are antidilutive amounted to approximately 6,326,255, 2,001,613 and 102,301 for the years ended December 31, 1999, 1998 and 1997, respectively.

 Other Comprehensive Income

   The Company has reflected the provisions of SFAS No. 130, "Reporting Comprehensive Income", in the accompanying consolidated financial statements for all periods presented. The accumulated comprehensive loss and other comprehensive income (loss) as reflected in the accompanying consolidated financial statements, respectively, consist of foreign currency translation adjustments.

 International Currency Translation

   Assets and liabilities of international subsidiaries are translated into United States dollars at the exchange rate in effect at the close of the period, and revenues and expenses of these subsidiaries are translated at the weighted average exchange rate during the period. The aggregate effect of translating the financial statements of international subsidiaries is included with other comprehensive income as a separate component of shareholders' equity. Substantially all of the Company's sales are denominated in U.S. dollars and foreign exchange gains/losses have been insignificant.

                              VERTEL CORPORATION

 Concentration of Credit Risk

   Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments with high credit quality institutions and limits the amount of credit exposure to any one institution. The Company's accounts receivable arise from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs ongoing credit evaluations of its customers before granting uncollateralized credit and to date has not experienced any material credit-related losses (See Note 1).

 Goodwill

   Goodwill of $4,742,000 arose from the acquisition of Expersoft Corporation and the amount is being amortized over five years on a straight-line basis. The accumulated amortization at December 31, 1999 was $754,000.

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

 Use of Estimates in the Preparation of the Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported and disclosures herein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from these estimates.

 Fiscal Year

   In the fourth quarter of 1998, the Company adopted a calendar-year convention for its fiscal year end and quarter ends. Accordingly, the fiscal year end for 1999 and 1998 was December 31. Prior to the fourth quarter of 1998, the Company's fiscal year was the 52 or 53-week period ending on the Saturday nearest to December 31, and the fiscal quarter ends ended on the thirteenth Saturday of the quarter period. For simplicity of presentation, the Company has described the 52 weeks ended December 27, 1997 as the year ended December 31, 1997. As a result of this change, 1998 contained 369 days; however, the effect on the Company's financial position and results of operations was not significant.

 Reclassification

   Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the 1999 consolidated financial statement presentation.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company is required to adopt beginning in fiscal

                              VERTEL CORPORATION
year 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments, or, for forecasted transactions, deferred and recorded as a component of other comprehensive income until the hedge transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Company does not believe the effect of adopting SFAS No. 133 will be material to its financial position.

   In December 1998, the American Institute of Certified Public Accountants issued SOP No. 98-9, which provides certain amendments to SOP No. 97-2 related to software revenue recognition, and is effective for transactions entered into by the Company beginning January 1, 2000. The Company does not believe the effect of adopting SOP No. 98-9 will be material to its financial position or operations.

3. Investments

   Investments at December 31, 1999 and 1998, consist of the following (in thousands):

                                                                    1999   1998
                                                                   ------ ------
   Sonoma Systems, Inc. Series A Preferred Shares................. $1,000 $1,000
   Airtel ATN plc Common Stock....................................    437    437
                                                                   ------ ------
                                                                   $1,437 $1,437
                                                                   ====== ======

   The fair market values for these investments in equity securities are not readily determinable and therefore they are carried at cost.

4. Property and Equipment

   Property and equipment at December 31, 1999 and 1998 consist of the following (in thousands):

                                                                    1999   1998
                                                                   ------ ------
   Machinery and equipment........................................ $5,287 $3,333
   Furniture and fixtures.........................................    153    171
   Leasehold improvements.........................................    241    211
                                                                   ------ ------
                                                                    5,681  3,715
     Less accumulated depreciation and amortization...............  4,043  2,690
                                                                   ------ ------
     Property and equipment, net.................................. $1,638 $1,025
                                                                   ====== ======

   During 1999 the Company disposed of or retired $2,226,000 of fully depreciated assets.

5. Income Taxes

   The components of (loss) income from continuing operations before income taxes for the years ended December 31, 1999, 1998 and 1997, consist of the following (in thousands):

                                                         1999     1998   1997
                                                        -------  ------ -------
   Domestic............................................ $(8,568) $7,405 $(5,429)
   Foreign.............................................     382     318     934
                                                        -------  ------ -------
     Total............................................. $(8,186) $7,723 $(4,495)
                                                        =======  ====== =======

                               VERTEL CORPORATION

   The (benefit) provision for income taxes consists of the following (in thousands):

                                                               1999   1998 1997
                                                               -----  ---- -----
   Current:
     Federal.................................................. $(417) $187 $ --
     State....................................................    (8)   63   --
     Foreign..................................................    (2)  196   --
                                                               -----  ---- -----
       Total.................................................. $(427) $446 $ --
                                                               =====  ==== =====

   The Company's effective income tax rate differs from the federal statutory income tax rate applied to (loss) income from continuing operations before provision for income taxes in 1999, 1998 and 1997, due to the following:

                                                          1999    1998   1997
                                                          -----   -----  -----
   Federal statutory income tax rate..................... (34.0)%  34.0% (34.0)%
   Increases (reductions) in taxes resulting from:
     Effects of foreign operations.......................  (1.6)    1.1   (7.3)
     State taxes, net of federal benefit.................  (0.1)    5.5    0.1
     Research and development tax credit.................  (3.8)    2.8   (3.4)
     Goodwill amortization...............................   3.1     --     --
     Expiration of section 172F contingency..............  (4.3)    --     --
     Expiration of foreign tax credits...................   2.4     2.9    7.2
     Utilization of NOL's................................   --    (37.6)   --
     Other...............................................  (0.7)    2.8   (0.2)
     Valuation allowance.................................  33.7    (5.7)  37.6
                                                          -----   -----  -----
   Effective tax rate....................................  (5.3)%   5.8%   -- %
                                                          =====   =====  =====

   Current and noncurrent deferred income tax assets (liabilities) at December 31, 1999 and 1998 consist of the following (in thousands):

                                                               1999      1998
                                                             --------  --------
   Current:
     Accrued expenses....................................... $    974  $  1,015
                                                             --------  --------
   Noncurrent:
     Credit for research and development expenses...........    7,053     5,828
     Credit for foreign taxes withheld......................       62       260
     Depreciation...........................................      275       408
     Other..................................................      174       220
     Net operating loss carry-forwards......................   16,014    12,743
                                                             --------  --------
                                                               23,578    19,459
                                                             --------  --------
   Valuation allowance......................................  (24,552)  (20,474)
                                                             --------  --------
   Net deferred income tax assets........................... $    --   $    --
                                                             ========  ========

                              VERTEL CORPORATION

   The Company's credits for research and development expenses, which may be carried forward fifteen years, expire in 2005 through 2014; credits for foreign taxes withheld, which may be carried forward five years, expire in 2004. The Company has net operating loss carryforwards for federal income tax purposes of approximately $51,147,000, which expire in 2007 through 2019. The Company also has net operating loss carryforwards for state purposes of approximately $18,041,000, which expire in 2000 through 2004. The operating loss carryforwards include approximately $5,800,000 for deductions arising from the disposition and exercise of stock options. The Company's tax provision for 1998 was positively impacted by the utilization of $4,426,000 of net operating losses carried forward from prior years.

   Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. The tax effect of the deduction, when realized, will be excluded from the provision (benefit) for income taxes and credited directly to additional paid-in capital. The tax benefit that will be credited directly to shareholders' equity upon realization against taxable income totaled approximately $5,800,000 as of December 31, 1999.

   The Company has no plans to repatriate foreign retained earnings. The Company has net operating loss carryforwards that could be used to offset any related income taxes upon repatriation.


6. Commitments and Contingencies

 Operating Leases

   The Company leases its facilities and certain equipment under noncancelable operating leases. At December 31, 1999, future minimum rental payments, net of applicable sublease income, under leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

   Commitments                                          Lease  Sublease   Net
   -----------                                          ------ --------  ------
   2000................................................ $1,314 $  (542)  $  772
   2001................................................  1,139     583      556
   2002................................................    382     394      (12)
   2003................................................    222     256      (34)
   2004................................................    --      --       --
                                                        ------ -------   ------
     Total operating lease commitments................. $3,057 $(1,775)  $1,282
                                                        ====== =======   ======

   Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was $1,127,000, $941,000, and $1,126,000, respectively.

 Legal Proceedings

   The Company is subject to certain legal proceedings and claims which arise in the conduct of its business. In the opinion of management, the amount of any liability with respect to these actions will not have a material effect on the financial condition or results of operations of the Company.

7. Shareholders' Equity

 Common Stock

   On September 29, 1998, the Company sold 2,000,000 shares of common stock for $1.50 per share ($2,971,000 net proceeds after expenses). The price per share was determined as the greater of (a) the average

                              VERTEL CORPORATION
closing price of the common stock for the five days preceding the closing date and (b) $1.50. Of the total shares issued, 1,000,000 shares were purchased by Sierra Ventures V, ("Sierra") a venture capital firm. Jeffrey M. Drazan, a General Partner of Sierra, is a member of the Company's Board of Directors.

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

   Effective January 30, 1996, Sierra purchased 2,000,000 shares of the Company's common stock in a private placement at $2.00 per share. Additionally, Sierra was granted a warrant to purchase an additional
2,000,000 shares of the Company's common stock at prices ranging from $2.00 to $5.00 per share over the three-year term of the warrant. During 1997, the warrant was exercised with respect to 1,457,627 shares of common stock for no cash consideration with the balance of the warrant being canceled and the difference between the then market price of the Company's common stock and the exercise price of the warrant serving as the consideration for the exercise of the balance of the warrant.

 Stock Purchase and Stock Option Plans

   Under the Company's stock purchase and stock option plans in effect at December 31, 1999, 8,260,000 shares of common stock may be issued to employees directly or upon exercise of stock options issued to employees and in certain cases to consultants. The Company has six stock and option plans that were in effect at December 31, 1999. However, the Company is not currently granting options under the 1990 Stock Option Plan for Irish Employees, the 1991 Employee Stock Purchase Plan, the 1991 Directors' Stock Option Plan, the 1995 Executive Stock Option Plan, but is granting options under the 1996 Directors' Stock Option Plan and the 1998 Employee Stock Option Plan. Under the foregoing option plans, options may be granted at an exercise price equaling the closing price of the Company's shares on the Nasdaq National Market for the day prior to the date of grant. Options under the 1990 Stock Option Plan for Irish Employees become exercisable at a rate of 25% after one year from the date of grant and 25% each year thereafter. Options granted under the 1995 Executive Stock Option Plan and the 1998 Employee Stock Option Plan generally become exercisable 25% after one year from date of grant, then ratably 1/48 per month over the remaining thirty-six months based on continuous employment from the date of grant. The initial options granted to a director under the 1991 and 1996 Directors'

                              VERTEL CORPORATION

Stock Option Plans become exercisable 25% on each of the first four anniversaries of the date of grant. Each subsequent option grant under the 1996 Directors' Stock Option Plan becomes exercisable in whole on the fourth anniversary of the date of grant. All options expire ten years from the date of grant.

   In 1999, certain options were granted outside the Company's stock option plans. Options granted to employees become exercisable under the same terms as those granted under the 1998 Employee Stock Option Plan. Options granted to non-employees generally become exercisable based on specific performance criteria and expire between one and ten years from the date of the grant.

   The following summarizes option activity for the three years ended December 31, 1999:

                                    1999                 1998                1997
                             -------------------- ------------------- ------------------
                                         Weighted            Weighted           Weighted
                                         Average             Average            Average
                             Number of   Exercise Number of  Exercise Number of Exercise
                              Options     Price    Options    Price    Options   Price
                             ----------  -------- ---------  -------- --------- --------
   Outstanding at beginning
    of year................   4,476,226   $2.25     297,301   $4.92    385,384   $4.73
     Granted...............   6,114,756    1.82   5,277,284    2.07     40,000    6.75
     Exercised.............  (1,102,557)   1.58    (394,277)   0.96    (35,985)   4.40
     Canceled..............  (3,162,170)   2.19    (704,082)   2.71    (92,098)   5.10
                             ----------           ---------            -------
   Outstanding at year
    end....................   6,326,255   $1.98   4,476,226   $2.25    297,301   $4.92
                             ==========           =========            =======

   Included in options granted during 1998 were 4,127,752 options granted in exchange for stock options of the Company's subsidiary (see "Subsidiary Stock Option Plans" below). At December 31, 1999, 1,487,449 shares were available for future grants under all option plans.

   Additional information regarding options outstanding as of December 31, 1999 is as follows:

                                              Options Outstanding                      Options Exercisable
                              ---------------------------------------------------- ----------------------------
                                             Weighted Average
                                Number           Remaining        Weighted Average   Number    Weighted Average
   Range of Exercise Prices   Outstanding Contractual Life (Yrs.)  Exercise Price  Exercisable  Exercise Price
   ------------------------   ----------- ----------------------  ---------------- ----------- ----------------
   $0.79...................      607,741           6.23                $0.79          599,603       $0.79
   $1.38-1.50..............      939,907           7.44                 1.45          234,452        1.46
   $1.60-1.99..............    3,461,078           9.28                 1.85          199,969        1.92
   $2.00-2.77..............      760,058           8.66                 2.69           69,872        2.29
   $3.41-6.75..............      557,471           6.88                 4.03          307,487        3.94
                               ---------                                            ---------
   $0.79-6.75..............    6,326,255           8.43                $1.98        1,411,383       $1.82
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

                              VERTEL CORPORATION

 Subsidiary Stock Option Plans

   During 1998, the Company exchanged employee and director options in its sole remaining operating subsidiary (the "Subsidiary Options"), for options to purchase common stock in the Company (the "Company Options"). The Company exchanged 1.26 Company Options for each Subsidiary Option outstanding. The option exchange ratio was determined by an independent valuation. The Company exchanged 3,275,994 Subsidiary Options at a weighted average exercise price of $2.68 per share for 4,127,752 options to purchase the Company's common stock at a weighted average exercise price of $2.13 per share. The vesting provisions and option period of the original subsidiary option grant remained the same under the terms of the new options to purchase the Company's common stock. The weighted average remaining contractual life of the options was 8.61 years before and after the exchange. The Subsidiary Options were canceled as a result of the exchange. The exchange was structured in accordance with the provisions of Emerging Issues Task Force Issue No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring," and as a result, no compensation expense was recognized in connection with the exchange.

 Fair Value Information for Options Issued to Employees

   SFAS No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its employee stock-based compensation arrangements.

   The Company has adopted the disclosure-only provisions of SFAS No. 123. Had the Company elected to measure compensation cost based on the fair value of employee stock options awarded in 1999, 1998, and 1997, the income/(loss) from continuing operations and income/(loss) per share would have been $(10,369,000) and $(0.41), respectively, for the year ended December 31, 1999, $4,647,000 and $0.20 ($0.19 diluted), respectively, for the year ended December 31, 1998, and $(6,964,000) and $(0.33), respectively, for the year ended December 31, 1997. The weighted average fair value of options granted to employees during the years ended December 31, 1999, 1998, and 1997 were $1.41, $0.75, and $4.59 per share, respectively. Stock options issued during 1999, 1998 and 1997 were valued using the Black-Scholes option-pricing model using a risk-free interest rate of 6.0% in 1999, 4.7% in 1998 and 5.4% in 1997, an expected life of 24 months in 1999 and 36 months in 1998, and expected volatility of 165% in 1999, 54% in 1998 and 107% in 1997, and expected dividends of zero for all years reported. However, because options vest over several years and grants prior to 1995 are excluded from these calculations, these amounts may not be representative of the impact on future years earnings, assuming grants are made in those years.

 Stock Options Issued to Non-employees

   During the year ended December 31, 1999, the Company granted non-employees 815,156 common stock options, at a weighted average exercise price of $1.67, for services performed and to be rendered in the future. In each period in which the option shares are earned, stock option compensation will be recorded. The amount of stock option compensation will be the fair value of the option shares earned during the period. The fair value of the option shares earned will be calculated using the Black-Scholes option-pricing model. The primary

                              VERTEL CORPORATION
component in the Black-Scholes calculation is the value of the Company's common stock at the time the option shares are earned. Since the fair value of the Company's common stock in the future cannot be estimated, it is not possible to estimate the amount of stock option compensation that could be recorded in connection with the non-employee stock options granted and outstanding as of December 31, 1999. During 1999, stock option compensation to non-employees amounted to $408,000, of which $368,000 was recognized in the accompanying consolidated statement of operations and $40,000 of which was included in the Expersoft acquisition costs (see Note 15).

8. Employee Benefit Plans

   Qualified employees are eligible to participate in the Company's 401(k) tax deferred savings plan. Individual participants may contribute up to 15% of their compensation, subject to certain limitations, and the Company may make discretionary contributions. To date, the Company has made no contributions to the plan. The Company does not provide any other post-retirement benefits to its employees.

   During 1998, the Company finalized the termination of a non-US pension plan, which previously covered the Company's Irish employees. This action resulted in a return of excess plan assets to the Company. The Company recorded approximately $600,000 as other income upon final determination of the amount of excess plan assets.

9. Other Income

 Sale of Sonoma Systems Investment

   In December 1998, the Company sold its holdings of Series B and Series C preferred stock in Sonoma Systems, a former subsidiary of the Company (see
Note 12, Restructuring Expense). The sales price was $10,300,000 in cash, and resulted in a gain of $7,600,000 million that is reflected in other income in the accompanying 1998 consolidated statement of operations. The gain is net of the recorded investment value of $2,400,000 and certain costs of the transaction. The Company's remaining investment in Sonoma Systems consists of 2,363,636 shares of non-convertible and non-voting Series A redeemable preferred stock bearing dividends at 6% per annum that is valued at $1,000,000 and is included in investments in the accompanying consolidated balance sheet (see Note 3).

 AMP Transaction

   In July 1998, the Company entered into agreements with AMP Incorporated ("AMP") whereby AMP agreed to purchase the Company's CDPD and pACT products and technologies (the "Wireless Products") as well as other telecommunications management software. The agreements consisted of a License and Purchase Agreement (the "Sale Agreement") valued at $2,500,000 for the sale of the Wireless Products and a non-exclusive license to certain other related technology sold in the ordinary course of business (the "Background Technology"), and an agreement valued at $1,000,000 primarily for the assignment of certain contracts related to the Wireless Products.

   Approximately $800,000 of the Sale Agreement, representing the value of the Background Technology licensed to AMP, was accounted for as license revenue and approximately $2,500,000 (net of $200,000 of certain deferrals) was included in other income in the accompanying 1998 consolidated statement of operations.

                              VERTEL CORPORATION

 Airtel Transaction

   In June 1998, the Company entered into a semi-exclusive royalty bearing licensing contract with Symbol Software Limited ("Symbol"), a subsidiary of Airtel ATN plc ("Airtel"), for our Aeronautical Telecommunications Network ("ATN") Router software as well as non-exclusive royalty bearing licenses for various other TMN software products, for $1,000,000. During July 1998, the Company sold substantially all of the assets and assigned the liabilities of its Irish operations to Symbol in exchange for 10% of Airtel's common stock (the "Airtel Transaction"). The Airtel Transaction substantially liquidated the Company's investment in its Irish operation.

   The Company's 10% ownership interest in Airtel, valued at $437,000, reflected certain restrictions, including a requirement that prohibited the Company from disposing of the Airtel shares until August 1999. The book value of the software library and the net assets and liabilities assigned to Symbol approximated zero and, as a result, the Company recognized a gain totaling $437,000 related to the Airtel Transaction during 1998 which is reflected in other income in the accompanying 1998 consolidated statement of operations. The investment in Airtel is included in investments in the accompanying consolidated balance sheet. As a result of the substantial liquidation of its Irish operations, the Company recorded a charge of $436,000 to other income in 1998 representing the realization of foreign currency exchange losses previously included as cumulative translation losses which is also a component of accumulated comprehensive loss. The $436,000 charge recorded as a result of the liquidation represents other comprehensive income and is classified as such according to the provisions of SFAS No. 130 (See also Note 2).

10. Operations by Geographic Area

   The Company operates in one industry segment and does not allocate resources or compile management reports based on business units. The following presents a summary of operations by geographic area (in thousands):

                                                       Years Ended December
                                                                31,
                                                      ------------------------
                                                       1999     1998    1997
                                                      -------  ------- -------
   Net revenues:
     U.S. operations................................. $19,815  $17,883 $17,722
     Foreign operations..............................     --       484     755
                                                      -------  ------- -------
     Consolidated.................................... $19,815  $18,367 $18,477
                                                      =======  ======= =======
     Transfers between operations.................... $ 4,928  $ 2,654 $ 2,909
                                                      -------  ------- -------
   Income (loss) from continuing operations:
     U.S. operations................................. $(8,143) $ 7,155 $(5,429)
     Foreign operations..............................     384      122     934
                                                      -------  ------- -------
     Consolidated.................................... $(7,759) $ 7,277 $(4,495)
                                                      =======  ======= =======
   Identifiable assets at end of period:
     U.S. operations................................. $23,513  $27,937 $13,505
     Foreign operations..............................     314      380     226
                                                      -------  ------- -------
     Consolidated.................................... $23,827  $28,317 $13,731
                                                      =======  ======= =======

   Included in U.S. operations are export sales of $9,632,000, $7,399,000 and $6,687,000 for the years ended 1999, 1998, and 1997, respectively.

                              VERTEL CORPORATION

11. Statement of Cash Flows

   Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

                                                      Years Ended December
                                                               31,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
   Trade accounts receivable........................ $(1,611) $   360  $(1,038)
   Prepaid expenses and other current assets........      82      385      243
   Accounts payable.................................     302     (307)    (331)
   Accrued wages and related liabilities............     140      691     (243)
   Cash payments for restructuring expenses.........     297   (1,263)    (200)
   Other accrued liabilities........................     (36)     131     (459)
   Accrued taxes payable............................    (604)     310     (160)
   Inventories......................................     385      --       --
   Customer deposits................................    (422)     --       --
   Deferred revenue.................................    (561)     584     (208)
                                                     -------  -------  -------
                                                     $(2,028) $   891  $(2,396)
                                                     =======  =======  =======

 Supplemental Non-Cash Activities

   In 1999, $381,000 was transferred from other accrued liabilities and credited to additional paid-in capital upon the merger of Vertel Corporation I with the Company.

   In March 1999, the Company acquired all the stock of Expersoft Corporation for $3,225,000 (see Note 15). In conjunction with the acquisition, liabilities were assumed as follows:

   Fair value of assets acquired.................................... $4,742,000
   Cash paid for capital stock......................................  3,225,000
                                                                     ----------
   Liabilities assumed.............................................. $1,517,000
                                                                     ==========

   Cash paid (received) for income taxes consists of the following (in thousands):

                                                                Years Ended
                                                                December 31,
                                                              ==================
                                                              1999   1998   1997
                                                              =====  -----  ----
   Income taxes.............................................. $(194) $(384) $18

12. Restructuring Expenses

   In October 1999, the Company announced a restructuring of its operations intended to reduce costs and make the Company more competitive. The estimated cost of restructuring recorded in the financial statements for the year ended December 31, 1999 was $641,000, net of a restructuring benefit of $123,000, which consists primarily of severance pay ($406,000) for various employees, and costs to vacate a facility ($351,000). In connection with the restructuring, the Company reduced its workforce by 25 employees during the fourth quarter of 1999, moved some key functions offshore and consolidated its U.S. engineering function to its San Diego facility. The workforce reduction was concentrated in research and development but impacted all areas.

                               VERTEL CORPORATION

   As discussed in Note 13, Discontinued Operations, in December 1997, the Company announced plans to discontinue investment in its broadband access equipment subsidiary, Sonoma Systems. As a result, the Company's management structure was reorganized and downsized by three officers to reflect the reduction of the number of operating subsidiaries to one. The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 1997 was $1,816,000 and included costs of severance pay for three of the Company's officers, acceleration of vesting for certain officer and director stock options (see Note 7), facility and asset consolidation, professional fees and other related charges. The majority of these costs were paid in the first half of 1998.

   In 1995, the Company announced a major restructuring of its operations, resulting from the significant downsizing of its internetworking hardware business unit, later known as Sonoma Systems. Subsequently, the Company recorded the reversal of excess restructuring reserves totaling $123,000 and $303,000 for the years ended December 31, 1999 and 1997, respectively.

   Restructuring expenses and (benefit) for 1999, 1998 and 1997 are summarized as follows (in thousands):

                                                            Restructuring
                                                          Expenses/(Benefit)
                                                          -------------------
                                                          1999   1998   1997
                                                          -----  ----- ------
   Severance and related costs........................... $ 406  $ --  $1,025
   Stock option acceleration.............................   --     --     317
   Professional fees.....................................     7    --     176
   Vacating costs of facilities..........................   351    --     --
   Other, net of reversal of $123,000 in 1999 and
    $303,000 in 1997.....................................  (123)   --      (5)
                                                          -----  ----- ------
                                                          $ 641  $ --  $1,513
                                                          =====  ===== ======

   Restructuring reserves for 1999, 1998, and 1997 are summarized as follows (in thousands):

                                                             Years Ended
                                                             December 31,
                                                          --------------------
                                                          1999   1998    1997
                                                          ----  ------  ------
   Beginning reserve..................................... $224  $1,487  $  491
   Charge against reserve................................ (549) (1,263)   (820)
   Additions to reserve..................................  764     --    1,816
                                                          ----  ------  ------
   Remaining reserve..................................... $439  $  224  $1,487
                                                          ====  ======  ======

   With respect to the 1999 restructuring charge, $411,000 of the remaining $439,000 reserve as of December 31, 1999, is expected to be paid in 2000, and is primarily comprised of severance and vacated facility costs. Facility related reserves of $28,000 are expected to be utilized in 2001. As of December 31, 1999, all reserves related to the 1997 and 1995 restructuring charges had been utilized or reversed.

13. Discontinued Operations

   In December 1997, the Company's Board of Directors adopted a plan to discontinue further investment in its subsidiary, Sonoma Systems. In early 1998, as the result of a series of financings by Sonoma Systems, the Company's ownership interest in Sonoma Systems was reduced to that of a passive investor with no significant influence over the former subsidiary's operations. Sonoma raised an aggregate of approximately $9,000,000 by issuing preferred stock to unrelated investors, thereby reducing the Company's voting ownership in Sonoma Systems to 19.9%. As a result, the Company's financial statements and related notes to financial statements for 1997 and prior years reflect the results of operations and net liabilities of Sonoma Systems as a discontinued

                              VERTEL CORPORATION
operation. Beginning in 1998, the Company began accounting for its remaining investment in Sonoma Systems using the cost method (see Note 3).

   To reflect the effect of the Sonoma Systems financings, the Company increased the recorded value of its net investment in Sonoma to $3,400,000 reflecting the Company's proportionate share of Sonoma Systems' post-transaction equity with a corresponding credit to additional paid-in capital of $1,969,000 and a credit to Accumulated Other Comprehensive Income
(Loss) of $1,431,000 in connection with a cumulative translation loss related to a foreign subsidiary of Sonoma Systems. In December 1998, the Company sold the majority of its equity stake in Sonoma Systems (see Notes 3 and 9), resulting in a remaining investment value of $1,000,000 as of December 31, 1999.

   Net assets and operating results from discontinued operations have been segregated from the previously reported consolidated financial statements of operations for the year ended December 31, 1997, and consist of the following (in thousands):

                                                                        1997
                                                                      --------
   Net revenues......................................................  $ 6,342
   Cost of revenues..................................................    3,094
   Operating expenses................................................    9,311
                                                                      --------
   Operating loss....................................................   (6,063)
   Other income (expense)............................................     (252)
   Provision for estimated losses during phase-out period............     (100)
                                                                      --------
   Net loss..........................................................  $(6,415)
                                                                      ========

   Operating losses of Sonoma Systems during the phase out period did not differ materially from the estimated amount of $100,000 provided for in the 1997 consolidated financial statements.

14. Related Party Transactions

   During 1998, the Company recognized approximately $737,000 in license revenue for certain software products licensed to Sonoma Systems (see Note
13). Sonoma Systems paid this amount in full during 1998.

15. Acquisition of Expersoft Corporation

   Effective March 12, 1999, the Company acquired Expersoft Corporation ("Expersoft"). Expersoft develops and markets standards-based, high performance Common Object Request Broker Architecture software technology. The acquisition price was approximately $3,225,000 and consisted of cash of $3,000,000 and acquisition costs of $225,000. At December 31, 1999, the Company had paid $3,182,000 of the cash consideration and acquisition costs. The acquisition was accounted for as a purchase.

   The purchase resulted in goodwill of $4,742,000, which is being amortized using the straight-line method over its estimated useful life of five years.

   The operating results of Expersoft are included in the Company's consolidated financial statements from the date of acquisition. The unaudited pro forma consolidated information set forth below presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented.

   These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred if the acquisition had taken place at the beginning of the period presented or the results that may occur in the future.

                               VERTEL CORPORATION

   Unaudited pro forma consolidated results for 1999 and 1998 are as follows (in thousands):

                                                                Years Ended
                                                               December 31,
                                                            --------------------
                                                             1999     1998
                                                            -------  -------
   Revenues................................................ $20,232  $21,713
   Net (loss) income.......................................  (8,059)   4,581
   (Loss) income per share:
     Basic................................................. $ (0.32) $  0.20
     Diluted............................................... $ (0.32) $  0.19
   Shares used in computation of
   pro forma loss per share:
     Basic ................................................  25,425   23,321
     Diluted...............................................  25,425   24,698

                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VERTEL CORPORATION:

   We have audited the accompanying consolidated balance sheets of Vertel Corporation and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vertel Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

                                          Deloitte & Touche LLP

Los Angeles, California
February 3, 2000

Results of Operations--Unaudited Quarterly Financial Information

   The following tables present unaudited quarterly financial information for the two years ended December 31, 1999. In the opinion of management, this information contains all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods.

                                                  1999 Quarters Ended
                                            -----------------------------------
                                                                Sept.
                                            March 31  June 30    30     Dec. 31
                                            --------  -------  -------  -------
                                            (in thousands, except per share
                                                         data)
Quarterly results of operations:
  Net revenues............................. $ 4,522   $ 5,602  $ 4,690  $ 5,001
  Gross profit.............................   2,538     3,684    2,815    3,457
  Net loss.................................  (1,458)   (1,751)  (3,035)  (1,515)
  Basic and diluted net loss per common
   share................................... $ (0.06)  $ (0.07) $ (0.12) $ (0.06)
                                                  1998 Quarters Ended
                                            -----------------------------------
                                                                Sept.
                                            March 28  June 27    26     Dec. 31
                                            --------  -------  -------  -------
                                            (in thousands, except per share
                                                         data)
Quarterly results of operations:
  Net revenues............................. $ 4,918   $ 5,003  $ 4,908  $ 3,538
  Gross profit.............................   3,591     3,442    3,603    2,131
  Net income (loss)........................     340      (172)     973    6,136
  Basic net income (loss) per common
   share................................... $  0.02   $ (0.01) $  0.04  $  0.25
  Diluted net income (loss) per common
   share................................... $  0.02   $ (0.01) $  0.04  $  0.24

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

   Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement (within 120 days after the end of its fiscal year) pursuant to Regulation 14(A) as promulgated by the U.S. Securities and Exchange Commission (the "Proxy Statement") for its annual meeting of shareholders to be held May 18, 2000, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to our directors is incorporated by reference from the information under the caption "Election of Directors--Nominees" in the Registrant's Proxy Statement.

Executive Officers of the Company

   Our principal executive officers and their ages as of March 1, 2000 are as follows:

            Name          Age                      Position
            ----          ---                      --------
   Bruce W. Brown.......   49 President and Chief Executive Officer
   Gordon L. Almquist...   50 Vice President, Finance and Administration, Chief
                               Financial Officer and Secretary
   Richard L. Hamilton..   58 Vice President, Operations
   Cyrus D. Irani.......   41 Vice President, Research and Development and
                               Professional Services Unit
   Stephen J. McDaniel..   37 Vice President, Worldwide Sales

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

   Mr. Almquist has served as Vice President, Finance and Administration and Chief Financial Officer of the Company since September 1998 and Secretary since May 1999. Prior to joining Vertel, Mr. Almquist was with ChatCom, Inc., a manufacturer of application servers for the LAN/WAN industry, where he served as Vice President, Finance and Chief Financial Officer from November 1997 through August 1998 and Chief Operating Officer from February 1998 through August 1998. From September 1991 through April 1997, Mr. Almquist was Vice President, Finance and Chief Financial Officer of 3D Systems Corporation, a developer, manufacturer and marketer of rapid prototyping systems to a broad range of global industries. Mr. Almquist is a Certified Public Accountant.

   Mr. Hamilton has served as Vice President, Operations, for Vertel since October 1999. Prior to that, he served as Vice President, Customer Services since joining Vertel in January 1999. Prior to joining Vertel, Mr. Hamilton served as Principal Consultant for Hamilton Associates, a service management and operations consulting firm, from May 1998 to January 1999. Previously, he served as Vice President, Support Services, from January 1995 to May 1998 for Xantel Corporation, a developer of priority call management products in the computer telephony integration industry. He also served as Director of Worldwide Support Services from September 1992 to October 1994 at UB Networks. Prior to his position with UB Networks, Mr. Hamilton held various senior level management positions with companies in the IBM plug-compatible products industry.

   Mr. Irani has served as Vice President, Research and Development and Professional Services Unit for the Company since December 1999. Prior to that he served as Vice President, Professional Services Unit from January 1999 until November 1999. Prior to that, he served as Vice President, Marketing since rejoining Vertel in February 1996. Prior to joining Vertel, Mr. Irani served as Vice President of Marketing and Sales for The Alchemy Group, a network management software company, from August 1994 to February 1996. Previously, he was Product Line Manager for AT&T Global Information Systems, a telecommunications service provider, from March 1993 to August 1994. From December 1989 to March 1993, he served as Director of Product Marketing for the Company.

   Mr. McDaniel has served as Vice President, Worldwide Sales of the Company since November 1999. Prior to that, he served as Vice President, Americas Sales from August 1999 to October 1999 and served as Managing Director, Europe since joining the Company in April 1997. Prior to joining Vertel, Mr. McDaniel served as Director of Sales, Northern Europe for Isocor, an electronic messaging systems company from September 1993 until March 1997.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

   Incorporated by reference from the information under the captions "Summary Compensation Table," stock option tables and "Transactions with Management and Others" in the Registrant's Proxy Statement.

ITEM 12. COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference from the information under the caption "Transactions with Management and Others" in the Registrant's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. The financial statements and supplementary financial information listed below are filed as part of this annual report.

   Consolidated Balance Sheets at December 31, 1998 and December 31, 1999..   31

   Consolidated Statements of Operations for each of the three years in the
    period ended December 31, 1999.................... ....................   32

   Consolidated Statements of Shareholders' Equity for each of the three
    years in the period ended December 31, 1999............. ..............   33

   Consolidated Statements of Cash Flows for each of the three years in the
    period ended December 31, 1999.................... ....................   34

   Notes to Consolidated Financial Statements..............................   35

   Independent Auditors' Report............................................   50

   2. The supplementary financial information listed below are filed as part of this annual report.

     Unaudited Quarterly Financial Information.............................   51

     Schedule filed as part of Form 10-K:

       Schedule II Valuation and Qualifying Accounts.......................  S-1

       Independent Auditors' Report on Supplemental Schedule...............  S-2

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

 10.5 1991 Employee Stock Purchase Plan and form of subscription agreement thereunder.(3)

 10.6   Form of Indemnification Agreement.(2)

 10.22  Lease Agreement between the Registrant and Moorpark Associates, a
         California Limited Partnership, dated February 5, 1993.(4)

 10.27  Lease Agreement between the Registrant and OMA El Segundo Properties, a
         California general partnership, dated May 23, 1995.(7)

 10.28  Employment Agreement between M.Y. Stephan and Retix, dated September
         27, 1995.(7)

 Number                               Description
 ------                               -----------
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

 10.65  Notice of Stock Option Grant and Stock Option Agreement between the
         Company and Philip Mantle dated January 5, 1999.(17)

 10.66  Consulting Agreement between the Company and Steve Waszak dated January
         5, 1999.(17)

 10.67  Notice of Stock Option Grant and Stock Option Agreement between the
         Company and Steve Waszak dated January 5, 1999.(17)

 10.68 Form of Retention Agreement between the Company and each of its officers.(17)


 10.69 Employment Agreement between the Company and Bruce W. Brown dated, dated January 12, 1999.(19)

 10.70 Employment Agreement between the Company and Gordon L. Almquist dated, dated January 12, 1999.(19)

 10.71  Employment Agreement between the Company and Ruth Cox dated, dated
         January 12, 1999.(19)

 Number                               Description
 ------                               -----------
 10.72  Employment Agreement between the Company and Cyrus D. Irani, dated
         January 12, 1999.(19)

 10.73 Employment Agreement between the Company and Richard L. Hamilton dated, dated January 18, 1999.(19)

 10.74  Agreement and Plan of Merger and Reorganization, dated February 23,
         1999, among Vertel Corporation, Expersoft Corporation and Expersoft
         Acquisition Corp. and Corresponding Amendment No. 1 dated March 12,
         1999.(18)

 10.75 Amended 1996 Directors' Stock Option Plan and form of option agreement thereunder.(19)

 10.76 Amended 1998 Stock Option Plan and form of option agreement thereunder.(19)

 10.77 Employment Agreement between the Company and Stephen J. McDaniel dated, dated November 1, 1999.(19)

 10.78 Amendment No. 1, dated December 3, 1999 to the Employment Agreement between the Company and Gordon L. Almquist.(19)

 10.79 Amendment No. 1 dated December 3, 1999 to the Employment Agreement between the Company and Richard L. Hamilton.(19)

 10.80 Amendment No. 1, dated December 3, 1999 to the Employment Agreement between the Company and Cyrus D. Irani.(19)

 21.1   Subsidiaries of the Registrant.(19)

 23.1   Independent Auditors' Consent.(19)

 25.1   Power of Attorney (see page 59).(19)

 27.1   Financial Data Schedule.(19)

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

(17) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(18) Incorporated by reference from registrant's report on Form 8-K as filed with the Securities and Exchange Commission on April 1, 1999.

(19) Filed herewith.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VERTEL CORPORATION

Date: March 27, 2000                              /s/ Gordon L. Almquist
                                          By: _________________________________
                                                     Gordon L. Almquist
                                                Vice President, Finance and
                                                       Administration,
                                                Chief Financial Officer and
                                                          Secretary

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

               Signature                         Title                 Date
               ---------                         -----                 ----

          /s/ Bruce W. Brown            President, Chief          March 27, 2000
 ______________________________________  Executive Officer and
             Bruce W. Brown              Director (Principal
                                         Executive Officer)

        /s/ Gordon L. Almquist          Vice President, Finance   March 27, 2000
 ______________________________________  and Administration,
           Gordon L. Almquist            Chief Financial
                                         Officer (Principal
                                         Financial and
                                         Accounting Officer)
                                         and Secretary

        /s/ Jeffrey M. Drazan           Director                  March 27, 2000
 ______________________________________
           Jeffrey M. Drazan

          /s/ Howard Oringer            Director                  March 27, 2000
 ______________________________________
             Howard Oringer

          /s/ Jack P. Reily             Director                  March 27, 2000
 ______________________________________
             Jack P. Reily

        /s/ Ralph K. Ungermann          Director                  March 27, 2000
 ______________________________________
           Ralph K. Ungermann

             INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VERTEL CORPORATION:

   We have audited the consolidated financial statements of Vertel Corporation and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 3, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Vertel Corporation and subsidiaries, listed in Item 14. Such financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Deloitte & Touche LLP

Los Angeles, California
March 27, 2000

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                         Additions
                                   ---------------------
                          Balance
                            at      Charged to  Charges               Balance at
                         Beginning   Costs &    to Other                End of
      Description        of Period Expenditures Accounts Deductions     Period
      -----------        --------- ------------ -------- ----------   ----------
Allowance for doubtful
 accounts and
 sales returns:
Year ended December 31,
 1999................... $556,000    $501,000             $571,000(a)  $486,000
Year ended December 31,
 1998................... $452,000    $161,000             $ 57,000(a)  $556,000
Year ended December 31,
 1997................... $368,000    $249,000             $165,000(a)  $452,000

--------
(a) Write-off of uncollectable accounts, net of recoveries.