Form 10-Q
period 2000-03-31
VERTEL CORP
filed 2000-05-15
CIK 880458

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549




                                   FORM 10-Q
(Mark one)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2000

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


As of April 30, 2000 there were 27,575,765 shares of common stock outstanding.

================================================================================

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               VERTEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                          March 31,                  December 31,
                             ASSETS                                                         2000                         1999
                                                                                          --------                     --------

Current assets:
     Cash and cash equivalents.....................................                       $ 11,459                     $  3,974
     Short-term investments........................................                             --                        5,677
     Trade accounts receivable (net of allowances of $488 as of
          March 31, 2000 and $486 as of December 31, 1999).........                          6,028                        6,289
     Prepaid expenses and other current assets.....................                            387                          519
                                                                                          --------                     --------
          Total current assets.....................................                         17,874                       16,459

Property and equipment, net........................................                          1,337                        1,638
Investments........................................................                          1,437                        1,437
Goodwill, net......................................................                          3,749                        3,987
Other assets.......................................................                            305                          306
                                                                                          --------                     --------
                                                                                          $ 24,702                     $ 23,827
                                                                                          ========                     ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable..............................................                       $    249                     $    931
     Accrued wages and related liabilities.........................                          1,562                        1,672
     Capital lease obligations.....................................                             --                           26
     Accrued restructuring expenses................................                            108                          439
     Accrued taxes payable.........................................                            560                          483
     Other accrued liabilities.....................................                          2,085                        1,773
     Deferred revenue..............................................                          1,301                        1,621
                                                                                          --------                     --------
          Total liabilities........................................                          5,865                        6,945
                                                                                          --------                     --------

Shareholders' equity:
     Preferred stock, par value $.01, 2,000,000 shares authorized;
          none issued and outstanding
     Common stock, par value $.01, 50,000,000 shares authorized;
          shares issued and outstanding: 2000, 27,570,690;
          1999, 26,246,531........................................                             276                          262
     Additional paid-in capital....................................                         85,043                       82,049
     Accumulated deficit...........................................                        (66,282)                     (65,242)
     Accumulated comprehensive loss................................                           (200)                        (187)
                                                                                          --------                     --------
          Total shareholders' equity...............................                         18,837                       16,882
                                                                                          --------                     --------
                                                                                          $ 24,702                     $ 23,827
                                                                                          ========                     ========

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                                            Three Month Period Ended
                                                                             -------------------------------------------------
                                                                                      March 31,                    March 31,
                                                                                        2000                         1999
                                                                             --------------------        ---------------------
Net revenues:
    License........................................................                   $ 2,911                      $ 3,162
    Service and other..............................................                     2,100                        1,360
                                                                                      -------                      -------
          Net revenues.............................................                     5,011                        4,522
                                                                                      -------                      -------

Cost of revenues:
    License........................................................                       223                          570
    Service and other..............................................                     1,414                        1,414
                                                                                      -------                      -------
          Total cost of revenues...................................                     1,637                        1,984
                                                                                      -------                      -------

Gross profit.......................................................                     3,374                        2,538
                                                                                      -------                      -------

Operating expenses:
    Research and development.......................................                     1,453                        1,636
    Sales and marketing............................................                     1,578                        1,557
    General and administrative.....................................                     1,096                          820
    General and administrative - non-cash stock compensation.......                       259                          192
    Goodwill amortization..........................................                       238                           40
                                                                                      -------                      -------
         Total.....................................................                     4,624                        4,245
                                                                                      -------                      -------

Operating loss.....................................................                    (1,250)                      (1,707)
Other income, net..................................................                       250                          249
                                                                                      -------                      -------
Loss before provision for income taxes.............................                    (1,000)                      (1,458)
Provision for income taxes.........................................                        40                           --
                                                                                      -------                      -------
Net loss...........................................................                    (1,040)                      (1,458)
Other comprehensive expense........................................                       (13)                         (30)
                                                                                      -------                      -------
Comprehensive loss.................................................                   $(1,053)                     $(1,488)
                                                                                      =======                      =======

Basic and diluted net loss per common share........................                    ($0.04)                      ($0.06)
                                                                                      =======                      =======

Weighted average shares outstanding used in
      net loss per common share calculations - basic and diluted...                    26,992                       25,016

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                        Three Month Period Ended
                                                                         --------------------------------------------------
                                                                                March 31,                     March 31,
                                                                                 2000                          1999
                                                                         --------------------          --------------------
Cash flows from operating activities:
  Net loss from operations.........................................             $(1,040)                      $(1,458)
  Adjustments to reconcile net loss from operations to net
     cash provided by (used for) operating activities:
    Depreciation and amortization..................................                 630                           313
    Reserve for returns and bad debts..............................                   2                            65
    Non-cash stock compensation....................................                 259                           192
    Changes in operating assets and liabilities....................                (658)                         (976)
                                                                                -------                       -------

    Net cash used for operating activities.........................                (807)                       (1,864)
                                                                                -------                       -------

Cash flows from investing activities:
  Net sales (purchases) of short-term investments..................               5,677                        (6,790)
  Purchases of property and equipment..............................                 (91)                         (249)
  Cash paid for business acquisition, net of cash acquired.........                  (5)                         (408)
  Changes in other assets..........................................                   1                            34
                                                                                -------                       -------

    Net cash provided by (used for) investing activities...........               5,582                        (7,413)
                                                                                -------                       -------

Cash flows from financing activities:
  Proceeds from issuance of common stock...........................               2,749                           137
  Payments on capital lease obligations............................                 (26)                         (284)
                                                                                -------                       -------

    Net cash provided by (used for) financing activities...........               2,723                          (147)
                                                                                -------                       -------

Effect of exchange rate changes on cash............................                 (13)                          (30)
                                                                                -------                       -------

Net increase (decrease) in cash and cash equivalents...............               7,485                        (9,454)

Cash and cash equivalents, beginning of period.....................               3,974                        19,495
                                                                                -------                       -------

Cash and cash equivalents, end of period...........................             $11,459                       $10,041
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

   It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The results of operations for the period ended March 31, 2000 are not necessarily indicative of results that may be expected for the full year.

   Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 consolidated financial statement presentation.


2.   Statement of Cash Flows

  Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

                                                                 Three Month Period Ended
                                                            -----------------------------------
                                                            March 31, 2000       March 31, 1999
                                                            --------------       --------------

 Trade accounts receivable...............................         259                 $(528)
 Prepaid expenses and other current assets...............         132                     9
 Accounts payable........................................        (682)                  186
 Accrued wages and related liabilities...................        (110)                  (99)
 Cash payments for restructuring expenses ...............        (331)                   --
 Other accrued liabilities...............................         317                   (83)
 Accrued taxes payable...................................          77                  (161)
 Deferred revenue........................................        (320)                 (300)
                                                                -----                 -----
                                                                $(658)                $(976)
                                                                =====                 =====

3.   Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company is required to adopt beginning in fiscal year 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments, or, for forecasted transactions, deferred and recorded as a component of other comprehensive income until the hedge transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Company does not believe the effect of adopting SFAS No. 133 will be material to its financial position.

  In December 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-9, which provides certain amendments to SOP No. 97-2, and is effective for transactions entered into by the Company beginning January 1, 2000. The Company does not believe the effect of adopting SOP No. 98-9 will be material to its financial position.

                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   Acquisition of Expersoft Corporation

  Effective March 12, 1999, the Company acquired Expersoft Corporation ("Expersoft"). Expersoft develops and markets standards-based, high performance Common Object Request Broker Architecture (CORBA) software technology. The acquisition price was approximately $3,225,000 and consisted of cash of $3,000,000 and acquisition costs of $225,000. At March 31, 2000 the Company had paid $3,187,000 of the cash consideration and acquisition costs.
The acquisition was accounted for as a purchase.

  The purchase resulted in goodwill of $4,742,000, which is being amortized using the straight-line method over its estimated useful life of five years.

  The operating results of Expersoft are included in the Company's consolidated financial statements from the date of acquisition. The unaudited pro forma consolidated information set forth below presents the consolidated results of operations as if the acquisition had occurred at the beginning of the period presented.

  These pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred if the acquisition had taken place at the beginning of the period presented or the results that may occur in the future.

  Pro forma consolidated results for the period ended March 31, 1999 is as follows (in thousands):

                                                                                Three Month
                                                                                Period Ended
                                                                               March 31, 1999
                                                                             ------------------

 Revenues..........................................................                $ 4,939
 Net loss..........................................................                 (1,757)
 Basic and diluted net loss per common share.......................                $ (0.07)
 Weighted average shares outstanding used in net loss per
    common share calculations - basic and diluted..................                 25,016


ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION AND SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company's web site or otherwise, in the future by or on behalf of the Company. Statements that are not historical are forward-looking. When used by or on behalf of the Company, the words "expect," "anticipate," "estimate," "believe," "intend," and similar expressions generally identify forward-looking statements.

  Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties facing the Company at the present include the timely and successful development of new products and technologies; successful introduction and customer acceptance of new and enhanced products and technologies in existing and new markets; the possible development and introduction of competitive products and new and alternative technologies; loss of key customer, partner and alliance relationships; pricing, currency and exchange risks; governmental and regulatory developments affecting the Company and its customers; the ability to identify, conclude, and integrate acquisitions on a timely basis; the ability to attract and/or retain essential technical or other personnel; the length of the Company's sales cycle; size and timing of license fees closed during the quarter; the likely continued significant percentage of quarterly revenues

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

recorded in the last month of the quarter which makes forecasting difficult and subject to a substantial risk of variance from actual results; economic uncertainties associated with conducting business on a worldwide basis; and the Company's ability to control expenditures at a level consistent with revenues. Additional risks inherent in the Company's business are listed under "Risk Factors" in Part I, Item I of Vertel's Annual Report on From 10-K for the fiscal year ended December 31, 1999 which is incorporated by reference.

  Readers are cautioned not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risk and uncertainties referred to above, as well as others not now anticipated. The foregoing statements and Risk Factors are not exclusive and further information concerning the Company and its business, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the Company's business. The Company undertakes no obligation to revise or publicly release the results of any revision to the forward-looking statements.

  The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I -
Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K.


Results of Operations

  Net Revenues.   Net revenues increased $489,000, or 11%, to $5,011,000 for the three months ended March 31, 2000 (the "first quarter of 2000") compared to $4,522,000 for the three month period ended March 31, 1999 (the "first quarter of 1999").

  License revenues consist primarily of license fees and royalties derived from the Company's software solutions and development platforms. License revenues decreased $251,000, or 8%, to $2,911,000 during the first quarter of 2000 from $3,162,000 during the first quarter of 1999, primarily as a result of lower demand in the European markets for the Company's software products in the first quarter of 2000. The Company's products are complex and generally involve significant investment decisions after extended evaluation by prospective customers. Accordingly, the Company's sales cycle is usually lengthy and results in fluctuations between markets and between quarters.

  Service and other revenues, which consist primarily of fees from professional service projects, software maintenance, and custom software engineering, increased $740,000, or 54%, to $2,100,000 during the first quarter of 2000 from $1,360,000 during the first quarter of 1999. The increase was the result of higher professional service revenues due to a greater number of projects ($690,000) and increased software maintenance revenues ($50,000). The increase in software maintenance revenue reflects Expersoft maintenance revenues for the entire first quarter in 2000 versus the period from acquisition (March 12) in the first quarter of 1999 ($112,000), which was partially offset by lower maintenance revenues as a result of non-renewals of maintenance contracts on certain discontinued Telecommunications Management Network (TMN) products.

  Sales to customers outside of the United States comprised approximately 23% of net revenues in the first quarter of 2000 compared to approximately 38% in the same period of 1999. The Company has historically reported a high percentage of sales to customers outside of the United States and the Company expects that international sales will continue to be significant. Any economic turmoil in foreign markets could impact future sales in the affected regions.

  Revenues from Alcatel USA and Nortel Networks comprised approximately 31% and 19% of net revenues respectively, in the first quarter of 2000. No other single customer accounted for more than 10% of the Company's revenues for the first quarter of 2000 or for the first quarter of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

  Gross Profit.   Cost of revenues consists primarily of professional
engineering services and warranty and technical support, all primarily comprised of payroll and related costs, facility costs and royalties paid under software licensing agreements. Gross margin increased to 67% for the first quarter of 2000, compared to 56% in the first quarter of 1999, primarily due to improved professional services unit margins and a first quarter of 1999 license transaction of Expersoft valued at $402,000, of which $385,000 in costs and estimated earnings had accrued to Expersoft prior to the acquisition as a result of Expersoft completing substantially all of the related software development.


  Research and Development.   The Company has historically invested heavily in
research and development to expand its expertise in TMN-based software solutions, TMN-based applications and technologies and to continue sustaining support of its product offerings. Through its Expersoft acquisition, the Company added CORBA technology to its network management solutions and is developing embedded telecom specific implementations of this technology. The major components of R&D expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, the cost of facilities and depreciation of capital equipment, which consists primarily of computer and test equipment. Costs related to R&D in certain cases are offset by customer reimbursement of non-recurring engineering efforts.

  Total R&D expenses decreased $183,000, or 11%, to $1,453,000 in the first quarter of 2000 from $1,636,000 in the first quarter of 1999. This decrease was primarily the result of the reduced payroll, consulting and related costs of TMN product development ($1,066,000), which was partially offset by the cost of Expersoft's product development organization for a full quarter in 2000 compared to a partial quarter in 1999 ($883,000).

 In October 1999, the Company announced a restructuring plan designed to reduce operating costs, and reduced its overall workforce by approximately 20%. The TMN product development staff in Woodland Hills, California accounted for approximately half of the reduction in personnel. The Company intends to transition future TMN product development to its Poland operations, where its costs are lower. The Company expects to continue to make investments at the current level in the development of new products and feature enhancements to existing product lines but changes in net revenues of future quarters could influence expenditures in future periods. Since the restructuring, the Company's R&D expenditures are concentrated on CORBA product development.


  Sales and Marketing.   Sales and marketing expenses consist primarily of
personnel and associated costs and selling and marketing programs such as trade shows and other promotional costs. The Company believes that substantial sales and marketing expenditures are essential to develop the opportunities for revenue growth and to sustain the Company's competitive position. Sales and marketing expenses are expected to continue to comprise a significant percentage of the Company's total expenses because of costs associated with supporting the worldwide sales and marketing functions necessary to meet the needs of the Company's customer base and respond to the opportunities in the CORBA and TMN marketplaces.

  Sales and marketing expenses increased $21,000, or 1%, to $1,578,000 in the first quarter of 2000 from $1,557,000 in the first quarter of 1999. The increase in the first quarter of 2000 was primarily due to increased communications costs.


  General and Administrative.   General and administrative expenses consist
primarily of salaries, rent and other related expenses of administrative, executive and financial personnel as well as professional fees and investor relations costs. General and administrative expenses increased $276,000, or 34%, to $1,096,000 in the first quarter of 2000 as compared to $820,000 in the first quarter of 1999. The increase in the first quarter of 2000 was primarily the result of increased professional fees relating to the Company's merger and acquisition activities ($74,000), other professional fees ($103,000), and shareholder expenses ($38,000), primarily due to the increased number of shareholders at the end of the first quarter of 2000 as compared to the first quarter of 1999.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

  General and Administrative - Non-Cash Stock Compensation.   Non-cash stock
compensation was $259,000 in the first quarter of 2000 as compared to $192,000 in the first quarter of 1999. The charge in the first quarter of 2000 relates to the value of certain stock options granted to non-employee directors which vested during the quarter, while the charge in the first quarter of 1999 was a non-recurring charge related to the value of stock options granted to three former officers in January of 1999.


  Goodwill Amortization. Goodwill amortization for the first quarter of 2000 was $238,000 compared to $40,000 for the first quarter of 1999. The goodwill results from the purchase of Expersoft in March of 1999 and is being amortized over five years at approximately $238,000 per quarter. The increase in the first quarter of 2000 represents the charge for the full quarterly period in 2000 as compared to a charge for a partial quarterly period in 1999 (from the March 12, 1999 acquisition date through March 31, 1999).


  Operating Loss.   The Company incurred an operating loss of $1,250,000 in the first quarter of 2000 compared to an operating loss of $1,707,000 in the first quarter of 1999. The decrease in operating loss in the first quarter of 2000 as compared to the first quarter of 1999 was due to increased services revenues combined with higher margins and lower research and development expenses, which were partially offset by higher general and administrative expenses and higher goodwill amortization, as discussed above.


  Other Income, Net.   Other income, net increased $1,000 to $250,000 in the
first quarter of 2000 as compared to $249,000 for the first quarter of 1999. Other income, net in the first quarter of 2000 consists primarily of interest income ($157,000), gain on termination of capital lease ($55,000) and sub-lease income ($40,000). Other income, net in the first quarter of 1999 was primarily interest income.


  Provision for Income Taxes.   The Company recorded a provision for income
taxes of $40,000 in the first quarter of 2000 compared to zero in the first quarter of 1999. The provision for income taxes is primarily for non-U.S. taxes, as the Company anticipates utilizing net operating losses to offset any pre-tax income.


Liquidity and Capital Resources

  Net cash used for operating activities during the first quarter of 2000 was $807,000 compared to $1,864,000 during the first quarter of 1999. The negative cash flow from operations in the first quarter of 2000 was primarily the result of the operating loss from continuing operations ($1,040,000), a decrease in accounts payable ($682,000), payments for restructuring expenses ($331,000), a decrease in deferred revenues ($320,000) and a decrease in accrued wages and related liabilities ($110,000). These amounts were partially offset by an increase in other accrued liabilities ($317,000), an increase in accrued taxes payable ($77,000), a decrease in accounts receivable ($259,000), a decrease in prepaid expenses and other current assets ($132,000), non-cash stock compensation ($259,000) and non-cash depreciation and amortization ($630,000).

  Net cash provided by investing activities during the first quarter of 2000 was $5,582,000 compared to net cash used by investing activities during the first quarter of 1999 of $7,413,000. The net cash provided in the first quarter of 2000 primarily resulted from sales of short-term investments ($5,677,000), which was partially offset by purchases of property and equipment ($91,000).

  Net cash provided by financing activities in the first quarter of 2000 was $2,723,000 as compared to net cash used for financing activities in the first quarter of 1999 of $147,000. The net cash provided in the first quarter of 2000 was due to the exercise of stock options under the employee stock option plans ($2,749,000), which was partially offset by payments of capital lease obligations ($26,000).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

  The Company believes that its cash balance of $11,459,000 at March 31, 2000 will be sufficient to meet its liquidity requirements for the next twelve months. From time to time, the Company may also consider the acquisitions of, or evaluate investments in, certain products and businesses complementary to its business. Any such acquisitions or investments may require additional capital resources. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to the Company.

  At March 31, 2000, the Company's long-term liquidity needs consisted principally of operating lease commitments related to facilities and office equipment.


European Monetary Union

  In January 1999, eleven European countries, including France, Germany and the Netherlands, where the Company maintains operations, implemented a single currency (the ''Euro'') to replace their separate currencies. While transactions may still be consummated in the individual currencies of the member countries, the Company will be required to, and is currently in the process of, implementing modifications to its payroll and benefits systems as well as its contracts and other obligations in order to accommodate the Euro. The Company does not currently believe that it will incur a material financial expense in connection with such modifications. The introduction of the Euro presents certain risks for the Company including risks associated with its reduced ability to adjust pricing of its products based on local currencies, fluctuations in the Euro based on economic turmoil in countries in the Union and other risks normally associated with doing business in international currencies, any of which could have an adverse effect on the Company's business, financial condition and results of operations.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  (a) Quantitative Information About Market Risk.

     The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company maintains an investment policy that ensures the safety and preservation of its invested funds by limiting default risk, market risk and investment risk. As of March 31, 2000, the Company had $11,459,000 of cash and cash equivalents with a weighted average variable rate of 5.82% and no short-term investments.

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

     The Company currently has no short or long-term debt.


  (b) Qualitative Information About Market Risk

     While the Company's consolidated financial statements are prepared in United States dollars, a portion of the Company's worldwide operations have a functional currency other than the United States dollar. In particular, the Company maintains operations in France, Germany, Japan, Korea, the Netherlands, Poland and the United Kingdom, where the functional currencies are: French Franc, Deutschemark, Yen, Won, Dutch Guilder, Zloty and British Pound, respectively. Most of the Company's revenues are denominated in the United States Dollar. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, exchange fluctuations have not had a material impact on the Company's earnings and the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. The Company does not have a policy

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

  relating to hedging. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations. The Company's foreign assets are not material.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries is a party to, nor is its property the subject of, any material pending legal proceeding. The Company may, from time to time, become a party to various legal proceedings arising in the normal course of its business.

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

                                  VERTEL CORPORATION
                                  (Registrant)


Date: May 15, 2000                /s/   Gordon L. Almquist
                                  ----------------------------------
                                  Gordon L. Almquist
                                  Vice President, Finance and Administration,
                                  Chief Financial Officer and Secretary
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

27.1 Financial Data Schedule for the three months ended March 31, 2000: filed electronically.