Form 10-Q
period 2000-06-30
VERTEL CORP
filed 2000-08-11
CIK 880458

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C. 20549

                                    -------



                                   FORM 10-Q
(Mark One)
     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from _______to_______

                         Commission File Number 0-19640

                                    -------


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

                               Yes  X   No ___
                                   ---


As of July 31, 2000 there were 28,033,142 shares of common stock outstanding.

================================================================================

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               VERTEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                         June 30,                December 31,
                                        ASSETS                                             2000                      1999
                                                                                      -------------           ------------------
Current assets:
     Cash and cash equivalents.....................................                     $ 10,707                   $  3,974
     Short-term investments........................................                           --                      5,677
     Trade accounts receivable (net of allowances of $541 as of
          June 30, 2000 and $486 as of December 31, 1999)..........                        6,958                      6,289
     Prepaid expenses and other current assets.....................                        1,308                        519
                                                                                        --------                   --------
          Total current assets.....................................                       18,973                     16,459

Property and equipment, net........................................                        1,221                      1,638
Investments........................................................                        1,437                      1,437
Goodwill, net......................................................                        3,511                      3,987
Other assets.......................................................                          307                        306
                                                                                        --------                   --------
                                                                                        $ 25,449                   $ 23,827
                                                                                        ========                   ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable..............................................                     $    403                   $    931
     Accrued wages and related liabilities.........................                        1,804                      1,672
     Capital lease obligations.....................................                           --                         26
     Accrued restructuring expenses................................                           48                        439
     Accrued taxes payable.........................................                          598                        483
     Other accrued liabilities.....................................                        1,862                      1,773
     Deferred revenue..............................................                        1,018                      1,621
                                                                                        --------                   --------
          Total liabilities........................................                        5,733                      6,945
                                                                                        --------                   --------
Shareholders' equity:
     Preferred stock, par value $.01, 2,000,000 shares authorized;
          none issued and outstanding
     Common stock, par value $.01, 100,000,000 shares authorized;
          shares issued and outstanding:  2000, 28,025,137;
                  1999, 26,246,531.................................                          280                        262
     Additional paid-in capital....................................                       85,890                     82,049
     Accumulated deficit...........................................                      (66,220)                   (65,242)
     Accumulated comprehensive loss................................                         (234)                      (187)
                                                                                        --------                   --------
          Total shareholders' equity...............................                       19,716                     16,882
                                                                                        --------                   --------
                                                                                        $ 25,449                   $ 23,827
                                                                                        ========                   ========



          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                           Three Month Period Ended           Six Month Period Ended
                                                           ------------------------           ----------------------
                                                          June 30,         June 30,          June 30,         June 30,
                                                            2000              1999             2000             1999
                                                        -------------    ------------      -------------    ------------
Net revenues:
    License..................................              $ 3,524          $ 3,602           $ 6,435         $ 6,764
    Service and other........................                1,757            2,000             3,857           3,360
                                                           -------          -------           -------         -------
          Net revenues.......................                5,281            5,602            10,292          10,124
                                                           -------          -------           -------         -------

Cost of revenues:
    License..................................                  255              421               478             991
    Service and other........................                1,361            1,497             2,775           2,911
                                                           -------          -------           -------         -------
          Total cost of revenues.............                1,616            1,918             3,253           3,902
                                                           -------          -------           -------         -------

Gross profit.................................                3,665            3,684             7,039           6,222
                                                           -------          -------           -------         -------

Operating expenses:
    Research and development.................                1,389            2,180             2,842           3,843
    Sales and marketing......................                1,892            2,202             3,470           3,759
    General and administrative...............                  957              938             2,053           1,731
    General and administrative - non-cash
      stock compensation.....................                  259               --               518             192
    Goodwill amortization....................                  238              238               476             278
                                                           -------          -------           -------         -------
         Total operating expenses............                4,735            5,558             9,359           9,803
                                                           -------          -------           -------         -------

Operating loss...............................               (1,070)          (1,874)           (2,320)         (3,581)
Other income, net............................                1,173              143             1,423             392
                                                           -------          -------           -------         -------

Income (loss) before provision for income
      taxes..................................                  103           (1,731)             (897)         (3,189)
Provision for income taxes...................                   40               20                80              20
                                                           -------          -------           -------         -------
Net income (loss)............................                   63           (1,751)             (977)         (3,209)
Other comprehensive income (expense).........                  (34)              38               (47)              8
                                                           -------          -------           -------         -------
Comprehensive income (loss)..................              $    29          $(1,713)          $(1,024)        $(3,201)
                                                           =======          =======           =======         =======

Basic net income (loss) per common share.....              $  0.00           ($0.07)           ($0.04)         ($0.13)
                                                           =======          =======           =======         =======

Diluted net income (loss) per common share...              $  0.00           ($0.07)           ($0.04)         ($0.13)
                                                           =======          =======           =======         =======

Weighted average shares outstanding used in
      net income (loss) per common share
      calculations:
    Basic....................................               27,853           25,354            27,422          25,280
    Diluted..................................               31,608           25,354            27,422          25,280



          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                 Six Month Period Ended
                                                                                 ----------------------
                                                                               June 30,            June 30,
                                                                                2000                 1999
                                                                             -----------         -----------
Cash flows from operating activities:
  Net loss from operations.........................................            $  (977)            $ (3,209)
  Adjustments to reconcile net loss to net cash provided
       by (used for) operating activities:
    Depreciation and amortization..................................              1,264                  940
    Reserve for returns and bad debts..............................                 55                  140
    Non-cash stock compensation....................................                518                  192
    Changes in operating assets and liabilities....................             (2,699)              (2,947)
                                                                               -------             --------

    Net cash used for operating activities.........................             (1,839)              (4,884)
                                                                               -------             --------

Cash flows from investing activities:
  Net sales (purchases) of short-term investments..................              5,677               (7,402)
  Purchases of property and equipment..............................               (371)                (656)
  Cash paid for business acquisition, net of cash acquired.........                 --               (2,330)
  Changes in other assets..........................................                 (1)                  91
                                                                               -------             --------
    Net cash provided by (used for) investing activities...........              5,305              (10,297)
                                                                               -------             --------

Cash flows from financing activities:
  Proceeds from exercise of stock options..........................              3,340                  180
  Payments on capital lease obligations............................                (26)                (503)
                                                                               -------             --------

    Net cash provided by (used for) financing activities...........              3,314                 (323)
                                                                               -------             --------
Effect of exchange rate changes on cash............................                (47)                   8
                                                                               -------             --------

Net increase (decrease) in cash and cash equivalents...............              6,733              (15,496)

Cash and cash equivalents, beginning of period.....................              3,974               19,495
                                                                               -------             --------
Cash and cash equivalents, end of period...........................            $10,707             $  3,999
                                                                               =======             ========




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

   It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of results that may be expected for the full year.

   Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 consolidated financial statement presentation.


2.   Statement of Cash Flows

   Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):


                                                        Six Month Period Ended
                                                        ----------------------
                                                       June 30,        June 30,
                                                         2000           1999
                                                      -----------    -----------
Trade accounts receivable....................         $    (724)       $(2,752)
Prepaid expenses and other current assets....              (789)           (65)
Accounts payable.............................              (528)            87
Accrued wages and related liabilities........               132            308
Cash payments for restructuring expenses.....              (391)            (1)
Other accrued liabilities....................                89            101
Accrued taxes payable........................               115           (184)
Deferred revenue.............................              (603)          (441)
                                                        -------        -------
                                                        $(2,699)       $(2,947)
                                                        =======        =======

   Cash payments of $391,000 were made for restructuring expenses in the six months ended June 30, 2000. These payments were primarily comprised of severance and vacated facility costs.


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

                              VERTEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  In December 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-9, which provides certain amendments to SOP No. 97-2, and is effective for transactions entered into by the Company beginning January 1, 2000. The Company's adoption of SOP No. 98-9 has not been material to its financial position or its results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company has evaluated the provisions of SAB 101 and believes its impact on the Company's revenue recognition policy is immaterial.

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

  Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties facing the Company at the present include the Company's financial ability to continue to invest in research and development necessary for the development of new and existing products; the timely and successful development of existing and new markets; the maturing nature of the TMN product marketplace and the financial uncertainties associated with an anticipated decline in TMN revenues as more fully described under "Results of Operations--Net Revenues" below; the fact that some of our products are relatively new and, although we see increasing market interest, it is difficult to predict sales for new products such as e*ORB and Mediation Framework and the ultimate adoption of these technologies is uncertain; the length of the Company's sales cycle for most of its products, including e*ORB, making initial license sales and future royalties difficult to forecast; additional difficulty in predicting royalty revenue because that revenue is dependent on successful development and deployment by our customers of our products; fluctuation from quarter to quarter in revenue from our professional service unit as a result of a limited number of large consulting contracts and whether the Company has large contracts and the timing of such contracts; loss of key customer, partner and alliance relationships and the possibility that the Company may not be able to replace the loss of a significant customer; size and timing of license fees closed during the quarter; the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter which further adds to the difficulty of forecasting and leads to a substantial risk of variance from actual results; the possible development and introduction of competitive products and new and alternative technologies by the Company's competitors; the increasing sales and marketing costs of attracting new and retaining existing customers; pricing, currency and exchange risks; governmental and regulatory developments affecting the Company and its customers; the ability to identify, conclude, and integrate acquisitions on a timely basis; the ability to attract and/or retain essential technical or other personnel; reliance on a small number of customers for a large percentage of revenues; political and economic uncertainties associated with conducting business on a worldwide basis; and the Company's ability to control expenditures at a level consistent with revenues.

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

   The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I -
Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K.


Results of Operations

  Net Revenues. Net revenues decreased $321,000, or 6%, to $5,281,000 for the three months ended June 30, 2000 (the "second quarter of 2000") compared to $5,602,000 for the three month period ended June 30, 1999 (the "second quarter of 1999"), and increased $168,000, or 2%, to $10,292,000 for the six months ended June 30, 2000 (the "first half of 2000") as compared to $10,124,000 for the six months ended June 30, 1999 (the "first half of 1999").

  License revenues consist primarily of license fees and royalties derived from the Company's software solutions and development platforms. License revenues decreased $78,000, or 2%, to $3,524,000 during the second quarter of 2000 from $3,602,000 during the second quarter of 1999. The decrease in license revenues during the second quarter of 2000 compared to the second quarter of 1999 was primarily the result of lower TMN product revenues (primarily in the European markets) and lower revenues from CORBA products as a result of a substantial portion of sales involving a single customer in the second quarter of 1999. These decreases were substantially offset by a license transaction with the U.S. Department of Defense ("DoD") for several products, the majority of which were newer products including Vertel Mediation Framework, certain CORBA Services and e*ORB. License revenues for the first half of 2000 decreased $329,000, or 5%, to $6,435,000 as compared to $6,764,000 for the first half of 1999. The decrease was primarily the result of lower revenues from CORBA products in the first half of 2000, when compared with 1999, which was affected by a substantial portion of sales involving single customers in each of the first two quarters of 1999 (which were not fully replaced) and lower TMN product revenues (primarily in the European markets).

  Management believes that the TMN product marketplace is maturing and revenues associated with such products are anticipated to decline in future quarters as service providers and network manufacturers look towards general computing technologies, such as our next generation CORBA product (e*ORB), for the next phase of integrated management solutions.

  Service revenues, which consist primarily of fees from professional service unit (PSU) projects, software maintenance, training and non-recurring engineering services, decreased $243,000, or 12%, to $1,757,000 during the second quarter of 2000 from $2,000,000 during the second quarter of 1999. The decrease in service revenues during the second quarter of 2000 compared to the second quarter of 1999 was the result of lower software maintenance ($291,000), which was primarily due to non-renewals of maintenance contracts on certain older or discontinued products, and lower non-recurring engineering services revenues ($161,000). These decreases were partially offset by increased PSU revenue ($209,000). Service revenues for the first half of 2000 increased $497,000, or 15%, to $3,857,000 from $3,360,000 for the first half of 1999. The revenue increase was primarily due to higher PSU revenue ($1,020,000), which was partially offset by lower non-recurring engineering services ($282,000) and lower software maintenance revenue ($215,000) due to non-renewals of maintenance contracts on certain older or discontinued products.

  Sales to customers outside of the U.S. comprised approximately 26% of net revenues in the second quarter of 2000 compared to approximately 50% in the same period of 1999. For the first half of 2000, sales to customers outside the U.S. comprised approximately 24% of net revenues as compared to approximately 45% in the same period of 1999. The Company has historically reported a high percentage of sales to customers outside of the United States and the Company expects that international sales will continue to be significant. However, the Company's sales cycle is usually lengthy and results in quarterly fluctuations between geographic markets. In addition, any political or economic turmoil in foreign markets could impact future sales in the affected regions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Sales to the DoD and Alcatel USA comprised approximately 35% and 14% of net revenues, respectively, in the second quarter of 2000, and approximately 18% and 22% of net revenues, respectively, for the first half of 2000. Sales to Sprint Corp comprised approximately 18% of net revenues in the second quarter of 1999 and approximately 11% of net revenues for the first half of 1999. No other single customer accounted for more than 10% of the Company's revenues in either the second quarter or first half of 2000 and 1999.

  Management anticipates that revenues in both licensing and service segments will continue to be difficult to predict for a number of reasons. The Company's sales cycle for its products, including the new e*ORB product, is long, often requiring six to nine months from initial contact to completion of a sale and recording of revenue. Once a prospect becomes a customer, additional future revenues remain difficult to predict and are dependent on the customer's timing and success in developing and deploying products containing our software. Several of our important products are new and we do not yet have a sales history on which to base predictions for future revenues. If we have a customer that contributes a large percentage of revenues during one period, it may be difficult to replace those revenues in a future period.

  Cost of Revenues - License. Cost of license revenues consists primarily of royalty fees associated with third party software, the cost of user documentation and the cost of reproduction and delivery of software. Cost of license revenues was $255,000 and $421,000 for the second quarters of 2000 and 1999, respectively, representing 7% and 12% of license revenues, respectively. The higher cost of license revenues for the second quarter of 1999 was the result of a one-time payment of $150,000 required under a third party license agreement related to the Company's Trader Service CORBA product which was introduced during the second quarter of 1999. Cost of license revenues was $478,000 and $991,000 for the first half of 2000 and 1999, respectively, representing 7% and 15% of license revenues, respectively. The higher cost of license revenues in the first half of 1999 was primarily the result of the aforementioned one-time license payment of $150,000 during the second quarter of 1999 and the costs of an Expersoft license transaction in March 1999 (after the acquisition) valued at $402,000, of which $385,000 in costs and estimated earnings had accrued to Expersoft prior to the acquisition as a result of Expersoft completing substantially all of the related software development.

  Cost of Revenues - Service. Cost of service revenues consists primarily of costs associated with performing professional consulting services, software maintenance and technical support to customers such as telephone support, and costs associated with training services and non-recurring engineering services. Cost of service revenues was $1,361,000 and $1,497,000 for the second quarters of 2000 and 1999, respectively, representing 77% and 75% of service revenues, respectively. The increased percentage in cost of service revenues in 2000 was the result of a greater portion of PSU revenues within the service category which have historically yielded lower profit margins than maintenance revenues. Cost of service revenues was $2,775,000 and $2,911,000 for the first half of 2000 and 1999, respectively, representing 72% and 87% of service revenue, respectively. The lower percentage in cost of service revenues during the first half of 2000 was primarily due to increased PSU revenues and improved personnel utilization. We expect to hire additional consulting personnel to expand our capabilities in anticipation of additional consulting service contracts from customers. To the extent that new consulting service contracts do not materialize, our future profit margins from consulting services would be adversely impacted.

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

  Total R&D expenses decreased $791,000, or 36%, to $1,389,000 in the second quarter of 2000 from $2,180,000 in the second quarter of 1999. The decrease in R&D expenses during the second quarter of 2000 was primarily the result of lower payroll, consulting and related facilities costs ($940,000) due to the Company's October 1999 workforce reduction. The lower costs were partially offset by a lower chargeback to cost of revenues for non-recurring engineering services ($152,000). R&D expenses for the first half of 2000 decreased $1,001,000, or 26%, to $2,842,000 as compared to $3,843,000 for the first half of 1999, primarily as a result of lower payroll, consulting and facilities costs ($1,172,000), also due to the Company's October 1999 workforce reduction, which was partially offset by a lower chargeback to cost of revenues for non-recurring engineering services ($263,000).

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)

  In October 1999, the Company announced a restructuring plan designed to reduce operating costs, and reduced its overall workforce by approximately 20%. The TMN product development staff in Woodland Hills, California accounted for approximately half of the reduction in personnel. The Company has transitioned TMN product development to its Poland operations, where its costs are lower.
The Company expects to continue to make investments at the current level in the development of new products and feature enhancements to existing product lines but changes in net revenues of future quarters could influence expenditures in future periods. Since the restructuring, the Company's R&D expenditures are concentrated in the areas of CORBA product development including the Company's e*ORB product and related application services and the Vertel Mediation Framework which is designed for the integration of telecom Operation Support Systems and the underlying network equipment management systems.

  Sales and Marketing.   Sales and marketing expenses consist primarily of
personnel and associated costs and selling and marketing programs such as trade shows and other promotional costs. The Company believes that substantial sales and marketing expenditures are essential to develop opportunities for revenue growth and to sustain the Company's competitive position. Sales and marketing expenses are expected to continue to comprise a significant percentage of the Company's total expenses because of costs associated with supporting the worldwide sales and marketing functions necessary to meet the needs of the Company's customer base and respond to opportunities in the CORBA, mediation and TMN marketplaces.

  Sales and marketing expenses decreased $310,000, or 14%, to $1,892,000 in the second quarter of 2000 from $2,202,000 in the second quarter of 1999. The decrease in the second quarter of 2000 was primarily due to decreased personnel and the associated payroll, commissions, recruiting, relocation and travel costs ($317,000), lower third party sales commissions ($33,000) and lower facilities costs ($28,000), which were partially offset by higher trade show and promotional expenses ($103,000). Sales and marketing expenses for the first half of 2000 decreased $289,000, or 8%, to $3,470,000 from $3,759,000 for the first half of 1999 primarily as a result of decreased personnel and the associated payroll, commissions, recruiting, relocation and travel costs ($323,000), lower consulting expenses ($47,000), and lower facilities ($30,000), which were partially offset by higher trade show and promotional expenses ($127,000).

  General and Administrative.   General and administrative expenses consist
primarily of salaries, facilities costs and other related expenses for administrative, executive and financial personnel as well as professional fees and investor relations costs. General and administrative expenses increased $19,000, or 2%, to $957,000 in the second quarter of 2000 as compared to $938,000 in the second quarter of 1999. The increase in the second quarter of 2000 was primarily the result of higher consulting fees ($24,000), higher investor relations costs ($17,000) and an increase in the allowance for bad debts ($50,000), which were partially offset by lower personnel costs ($68,000). General and administrative expenses for the first half of 2000 increased $322,000, or 19%, to $2,053,000 from $1,731,000 for the first half of 1999. The increase for the first half of 2000 was primarily due to increased professional fees ($168,000) related to the Company's merger and acquisition activities, an increase in the allowance for bad debts ($50,000) and higher investor relations costs ($55,000), primarily due to the increased number of shareholders in 2000 as compared to 1999.

  General and Administrative - Non-Cash Stock Compensation.   Non-cash stock
compensation was $259,000 in the second quarter of 2000 as compared to zero in the second quarter of 1999. For the first half of 2000, non-cash stock compensation was $518,000 as compared to $192,000 for the first half of 1999. The charge in the second quarter of 2000 and the first half of 2000 relates to the value of certain stock options granted to non-employee directors which vested during the second quarter and the first half, while the charge in the first half of 1999 was a non-recurring charge related to the value of stock options granted to three former officers in January of 1999.

  Goodwill Amortization.   Goodwill amortization for the second quarter of 2000
was $238,000, the same as the second quarter of 1999. Goodwill amortization for the first half of 2000 was $476,000 compared to $278,000 for the first half of 1999. The goodwill results from the purchase of Expersoft in March of 1999 and is being amortized over five years at approximately $238,000 per quarter. The increase in the first half of 2000 represents the charge for the full period in 2000 as compared to a charge for a partial period in 1999 (from March 12, 1999 through June 30, 1999).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

  Operating Loss.   The Company reduced its operating loss to $1,070,000 in the second quarter of 2000 from $1,874,000 in the second quarter of 1999. The improvement was due primarily to higher gross profit margins, lower research and development expenses and lower sales and marketing expenses, which were partially offset by lower software maintenance revenues and higher general and administrative non-cash stock compensation expenses, as discussed above. The operating loss for the first half of 2000 was $2,320,000 as compared to an operating loss of $3,581,000 for the corresponding period in 1999. The improvement was due to higher professional service revenue, higher gross profit margins on license revenues, lower research and development expenses and lower sales and marketing expenses, which were partially offset by lower license revenues, higher general and administrative expenses, higher general and administrative non-cash stock compensation expenses, and higher goodwill amortization expense, as discussed above.

  Other Income, Net.   Other income, net increased $1,030,000 to $1,173,000 in
the second quarter of 2000 as compared to $143,000 for the second quarter of 1999. Other income, net for the second quarter of 2000 consists primarily of a non-recurring gain on the sale of the Company's remaining equity interest in Systems Wizards, its former Italian distributor ($961,000), interest income ($175,000) and net sub-lease income ($28,000). For the first half of 2000, other income, net increased $1,031,000 to $1,423,000 as compared to $392,000 for the first half of 1999. Other income, net for the first half of 2000 consisted primarily of a non-recurring gain on the sale of the Company's remaining equity interest in Systems Wizards ($961,000), interest income ($332,000), net sub-lease income ($68,000) and a gain on the early termination of a capital lease ($55,000). Other income, net for the second quarter of 1999 and the first half of 1999 was primarily interest income.

  Provision for Income Taxes.   The Company recorded a provision for income
taxes of $40,000 in the second quarter of 2000 compared to $20,000 in the second quarter of 1999. For the first half of 2000, the Company has recorded a provision for income taxes of $80,000 compared to $20,000 for the first half of 1999. The income tax provisions are primarily for non-U.S. taxes as the Company anticipates utilizing net operating losses to offset any pre-tax income.


Liquidity and Capital Resources

  Net cash used for operating activities during the first half of 2000 was $1,839,000 compared to $4,884,000 used by operating activities in the first half of 1999. The negative cash flow from operations in the first half of 2000 was primarily the result of the net loss ($977,000), an increase in prepaid expenses and other current assets ($789,000), an increase in accounts receivable ($724,000), a decrease in deferred revenue ($603,000), a decrease in accounts payable ($528,000) and payments for restructuring expense ($391,000). These amounts were partially offset by an increase in accrued wages and related liabilities ($132,000), an increase in accrued taxes payable ($115,000), non-cash stock-based compensation ($518,000) and non-cash depreciation and amortization ($1,264,000).

  Net cash provided by investing activities during the first half of 2000 was $5,305,000 compared to net cash used by investing activities of $10,297,000 in the first half of 1999. The net cash provided by investing activities in the first half of 2000 primarily resulted from net sales of short-term investments ($5,677,000), which was partially offset by purchases of property and equipment ($371,000).

  Net cash provided by financing activities during the first half of 2000 was $3,314,000 as compared to net cash used for financing activities in the first half of 1999 of $323,000. The net cash provided during the first half of 2000 was due to the exercise of stock options under the Company's stock option plans ($3,340,000), which was partially offset by payments of capital lease obligations ($26,000).

  The Company believes that its cash balance of $10,707,000 at June 30, 2000 will be sufficient to meet its liquidity requirements for the next twelve months. From time to time, the Company may also consider the acquisitions of, or evaluate investments in, certain products and businesses complementary to its business. Any such acquisitions or investments may require additional capital resources. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to the Company.

  At June 30, 2000, the Company's long-term liquidity needs consisted principally of operating lease commitments related to facilities and office equipment.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)

European Monetary Union

  In January 1999, eleven European countries, including France, Germany and the Netherlands, where the Company maintains operations, implemented a single currency (the "Euro") to replace their separate currencies. While transactions may still be consummated in the individual currencies of the member countries, the Company will be required to, and is currently in the process of, implementing modifications to its payroll and benefits systems as well as its contracts and other obligations in order to accommodate the Euro. The Company does not currently believe that it will incur a material financial expense in connection with such modifications. The introduction of the Euro presents certain risks for the Company including risks associated with its reduced ability to adjust pricing of its products based on local currencies, and fluctuations in the Euro based on economic turmoil in countries in the Union other than those where the Company does business, increasing the risks normally associated with doing business in international currencies, any of which could have an adverse effect on the Company's business, financial condition and results of operations.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  (a) Quantitative Information About Market Risk.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company maintains an investment policy that ensures the safety and preservation of its invested funds by limiting default risk, market risk and investment risk. As of June 30, 2000, the Company had $10,707,000 of cash and cash equivalents with a weighted average variable rate of 6.44% and no short-term investments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)   The registrant's annual meeting of shareholders was held on May 18, 2000.

(b) The following Class II directors were elected at the meeting: Bruce W. Brown and Ralph K. Ungermann.

      Voting results for the election of all director nominees were as follows:

                                In Favor      Withold      Broker Non-Votes
                                --------      -------      ----------------
      Bruce W. Brown             24,917,129   1,439,631          N/A
      Ralph K. Ungermann         25,124,615   1,232,145          N/A

      The current term for Class I directors, including, Howard Oringer and Jack
      P. Reily, will continue until the 2001 annual meeting of shareholders. Jeffrey M. Drazan, a Class I director at the time of the annual meeting of shareholders, resigned as a director effective June 21, 2000.

(c) The other matters voted upon at the meeting, and results of those votes, were as follows:

      (i) Proposal to approve the adoption of the Company's 2000 Stock Option Plan covering 2,000,000 shares of Common Stock.

                  In Favor    Opposed     Abstain       Broker Non-Votes
                  --------    -------     -------       ----------------
                  7,611,437   3,143,813   152,895          15,448,615

      (ii) Proposal to authorize an amendment of the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000.

                  In Favor      Opposed      Abstain     Broker Non-Votes
                  --------      -------      -------     ----------------
                  24,383,126    1,898,886    74,748            N/A

      (iii) Proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors for the Company for the fiscal year ending December 31, 2000.

                  In Favor      Opposed      Abstain      Broker Non-Votes
                  --------      -------      -------      ----------------
                  26,005,549    298,728      52,483             N/A

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

          The exhibits required to be furnished are listed in the Exhibit List following this Report

(b)       REPORTS ON FORM 8-K

          None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VERTEL CORPORATION
                             (Registrant)


Date: August 10, 2000        /s/ Gordon L. Almquist
                             -----------------------------------
                             Gordon L. Almquist
                             Vice President, Finance and Administration,
                             and Chief Financial Officer
                             (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

3.3 (and 4.1) Amended and Restated Articles of Incorporation of the Registrant.
              (4)

3.4 (and 4.2) Bylaws of the Registrant, as amended to date. (8)

3.5           Certificate of amendment to Company's articles of incorporation, as filed with the California Secretary of State on April 7, 1998, changing the Company's name to Vertel Corporation. (9)

10.5          1991 Employee Stock Purchase Plan and form of subscription agreement thereunder. (2)

10.6          Form of Indemnification Agreement. (1)

10.22         Lease Agreement between the Registrant and Moorpark Associates, a
                California Limited Partnership, dated February 5, 1993. (3)

10.27         Lease Agreement between the Registrant and OMA El Segundo
                Properties, a California general partnership, dated May 23, 1995. (5)

10.32         1996 Directors' Stock Option Plan and forms of option agreement thereunder. (8)

10.45         Sublease Agreement dated May, 1996 between Value Behavioral Health and Retix. (6)

10.46         Master Agreement between Retix and Internetworking Solutions dated
                May 31, 1996. (6)

10.48         Lease Agreement between the Registrant and Nomura-Warner Center
                Associates, L.P., dated November 26, 1996. (7)

10.55         Amended and Restated Articles of Incorporation of Sonoma Systems,
                Inc., and related documents dated January 7, 1998. (8)

10.56         Sub-sublease between Retix and Sonoma Systems, Inc., dated
                December 28, 1997. (8)

10.62         Consulting Agreement between the Company and Joe Stephan dated
                January 5, 1999. (10)

10.63         Notice of Stock Option Grant and Stock Option Agreement between the Company and Joe Stephan dated January 5, 1999. (10)

10.64         Consulting Agreement between the Company and Philip Mantle dated
                January 5, 1999. (10)

10.65         Notice of Stock Option Grant and Stock Option Agreement between the Company and Philip Mantle dated January 5, 1999. (10)

10.68         Form of Retention Agreement between the Company and each of its officers. (10)

10.69         Employment Agreement between the Company and Bruce W. Brown dated
                January 12, 1999. (11)

10.70         Employment Agreement between the Company and Gordon L. Almquist dated January 12, 1999 (11)

10.72         Employment Agreement between the Company and Cyrus D. Irani dated
                January 12, 1999. (11)

10.73         Employment Agreement between the Company and Richard L. Hamilton dated January 18, 1999.(11)

10.75         Amended 1996 Directors' Stock Option Plan and form of option agreement thereunder. (11)

10.76         Amended 1998 Stock Option Plan and form of option agreement thereunder. (11)

10.77         Employment Agreement between the Company and Stephen J. McDaniel dated November 1, 1999.(11)

10.78         Amendment No. 1, dated December 3, 1999 to the Employment
                Agreement between the Company and Gordon L. Almquist. (11)

10.79         Amendment No. 1, dated December 3, 1999 to the Employment
                Agreement between the Company and Richard L. Hamilton. (11)

10.80         Amendment No. 1, dated December 3, 1999 to the Employment
                Agreement between the Company and Cyrus D. Irani. (11)

10.81         Vertel Corporation 2000 Stock Option Plan (12)

11.0          Statement re: Computation of per share earnings (12)

27.1          Financial Data Schedule. (12)

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits" of the Registrants Registration Statement on Form S-1 and Amendment No. 1 thereto (File No. 33-43544) which became effective on December 9, 1991.

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

(4) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form
     10-Q for the fiscal quarter ended October 1, 1994.

(5) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

(6) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

(7) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

(8) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

(9) Incorporated by reference from registrant's report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 1998.

(10) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12) Filed herewith.