Form 10-Q
period 2000-09-30
VERTEL CORP
filed 2000-11-14
CIK 880458

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                 -------------

                                   FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________.

                         Commission File Number 0-19640

                                 -------------

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


As of November 8, 2000 there were 28,321,482 shares of common stock outstanding.

================================================================================

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               VERTEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                       September 30,         December 31,
ASSETS                                                                     2000                  1999
                                                                       -------------         ------------
Current assets:
     Cash and cash equivalents.....................................       $ 11,230              $  3,974
     Short-term investments........................................            988                 5,677
     Trade accounts receivable (net of allowances of $536 as of
           September 30, 2000 and $486 as of December 31, 1999)....          5,053                 6,289
     Prepaid expenses and other current assets.....................            362                   519
                                                                          --------              --------
          Total current assets.....................................         17,633                16,459

Property and equipment, net........................................          1,088                 1,638
Investments........................................................          1,437                 1,437
Goodwill, net......................................................          3,272                 3,987
Other assets.......................................................            306                   306
                                                                          --------              --------
                                                                          $ 23,736              $ 23,827
                                                                          ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable..............................................       $    596              $    931
     Accrued wages and related liabilities.........................          1,639                 1,672
     Capital lease obligations.....................................             --                    26
     Accrued restructuring expenses................................             48                   439
     Accrued taxes payable.........................................            508                   483
     Other accrued liabilities.....................................          1,747                 1,773
     Deferred revenue..............................................          1,072                 1,621
                                                                          --------              --------
          Total liabilities........................................          5,610                 6,945
                                                                          --------              --------

Shareholders' equity:
     Preferred stock, par value $.01, 2,000,000 shares authorized;
          none issued and outstanding
     Common stock, par value $.01, 100,000,000 shares authorized;
          shares issued and outstanding:  2000, 28,309,738;
                  1999, 26,246,531.................................            283                   262
     Additional paid-in capital....................................         86,470                82,049
     Accumulated deficit...........................................        (68,398)              (65,242)
     Accumulated comprehensive loss................................           (229)                 (187)
                                                                          --------              --------
          Total shareholders' equity...............................         18,126                16,882
                                                                          --------              --------
                                                                          $ 23,736              $ 23,827
                                                                          ========              ========


          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                        Three Month Period Ended                Nine Month Period Ended
                                                   ----------------------------------      ----------------------------------
                                                   September 30,       September 30,       September 30,       September 30,
                                                       2000                1999                2000                1999
                                                   -------------       -------------       -------------       -------------
Net revenues:
    License....................................       $ 1,735             $ 2,618             $ 8,170             $ 9,382
    Service and other..........................         1,629               2,072               5,486               5,432
                                                      -------             -------             -------             -------
          Net revenues.........................         3,364               4,690              13,656              14,814
                                                      -------             -------             -------             -------
Cost of revenues:
    License....................................           235                 353                 713               1,344
    Service and other..........................         1,294               1,522               4,069               4,433
                                                      -------             -------             -------             -------
          Total cost of revenues...............         1,529               1,875               4,782               5,777
                                                      -------             -------             -------             -------

Gross profit...................................         1,835               2,815               8,874               9,037
                                                      -------             -------             -------             -------
Operating expenses:
    Research and development...................         1,216               2,118               4,058               5,729
    Sales and marketing........................         1,887               2,547               5,357               6,306
    General and administrative.................           830               1,078               2,883               3,041
    General and administrative - non-cash
        stock compensation.....................            35                  --                 553                 192
    Goodwill amortization......................           238                 238                 714                 516
    Restructuring benefit......................            --                 (82)                 --                 (82)
                                                      -------             -------             -------             -------
         Total operating expenses..............         4,206               5,899              13,565              15,702
                                                      -------             -------             -------             -------

Operating loss.................................        (2,371)             (3,084)             (4,691)             (6,665)
Other income, net..............................           227                  79               1,650                 471
                                                      -------             -------             -------             -------
Loss before provision for income taxes.........        (2,144)             (3,005)             (3,041)             (6,194)
Provision for income taxes.....................            35                  30                 115                  50
                                                      -------             -------             -------             -------
Net loss.......................................        (2,179)             (3,035)             (3,156)             (6,244)
Other comprehensive income (expense)...........             5                 (29)                (42)                (21)
                                                      -------             -------             -------             -------
Comprehensive loss.............................       $(2,174)            $(3,064)            $(3,198)            $(6,265)
                                                      =======             =======             =======             =======

Basic and diluted net loss per common share ...        ($0.08)             ($0.12)             ($0.11)             ($0.25)
                                                      =======             =======             =======             =======

Weighted average shares outstanding used in
      net loss per common share calculations
       basic and diluted.......................        28,165              25,452              27,670              25,337

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Nine Month Period Ended
                                                                       ---------------------------------
                                                                        September 30,      September 30,
                                                                            2000               1999
                                                                        -------------      -------------
Cash flows from operating activities:
  Net loss from operations.........................................        $(3,156)           $ (6,244)
  Adjustments to reconcile net loss to net cash provided
       by (used for) operating activities:
    Depreciation and amortization..................................          1,766               1,577
    Reserve for returns and bad debts..............................             50                 135
    Restructuring benefit..........................................             --                 (82)
    Non-cash stock compensation....................................            553                 208
    Changes in operating assets and liabilities....................             34              (1,545)
                                                                           -------            --------

    Net cash used for operating activities.........................           (753)             (5,951)
                                                                           -------            --------

Cash flows from investing activities:
  Net sales (purchases) of short-term investments..................          4,689              (4,877)
  Purchases of property and equipment..............................           (501)             (1,208)
  Cash paid for business acquisition, net of cash acquired.........             --              (2,887)
  Changes in other assets..........................................             --                 128
                                                                           -------            --------

    Net cash provided by (used for) investing activities...........          4,188              (8,844)
                                                                           -------            --------

Cash flows from financing activities:
  Proceeds from exercise of stock options..........................          3,889                 314
  Payments on capital lease obligations............................            (26)               (576)
                                                                           -------            --------

    Net cash provided by (used for) financing activities...........          3,863                (262)
                                                                           -------            --------

Effect of exchange rate changes on cash............................            (42)                (21)
                                                                           -------            --------

Net increase (decrease) in cash and cash equivalents...............          7,256             (15,078)

Cash and cash equivalents, beginning of period.....................          3,974              19,495
                                                                           -------            --------

Cash and cash equivalents, end of period...........................        $11,230            $  4,417
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

   It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results that may be expected for the full year.

   Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 consolidated financial statement presentation.


2.   Statement of Cash Flows

  Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

                                                    Nine Month Period Ended
                                                 ------------------------------
                                                 September 30,    September 30,
                                                      2000            1999
                                                 -------------    -------------
Trade accounts receivable.....................      $ 1,186          $(1,501)
Prepaid expenses and other current assets ....          157              (26)
Accounts payable .............................         (335)             128
Accrued wages and related liabilities.........          (33)              81
Cash payments for restructuring expenses......         (391)              (1)
Other accrued liabilities.....................          (26)             462
Accrued taxes payable.........................           25             (154)
Deferred revenue..............................         (549)            (534)
                                                    -------          -------
                                                    $    34          $(1,545)
                                                    =======          =======

  Cash payments of $391,000 were made for restructuring expenses in the nine months ended September 30, 2000. These payments were primarily comprised of severance and vacated facility costs.


3.   Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which the Company is required to adopt beginning in fiscal year 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments, or, for forecasted transactions, deferred and recorded as a component of other comprehensive income until the hedge transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Company does not believe the effect of adopting SFAS No. 133 will be material to its operating results or financial position.

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

  In December 1999, the Securities and Exchange Commission ("SEC") issued
Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in
Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has reviewed these criteria and believes its policies for revenue recognition to be in accordance with SAB 101.

  In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions
Involving Stock Compensation - an interpretation of APB Opinion No. 25."  FIN
44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

General

  We are a provider of telecommunications software and middleware for network management applications. We develop, market, and support vertically integrated, object oriented software solutions for the management of public telecommunications networks. Our solutions cover the Telecommunications Management Network (TMN) market and the emerging Common Object Request Broker Architecture (CORBA) market. Our TMN products are based upon the International Telecommunications Union's TMN standard and support network operation and management over diverse transmission media and protocols. We believe that we offer the only commercially available, fully interoperable suite of products and tools that span the network element, element management, network management and service management layers of the TMN model. Our CORBA software products (e*ORB) are designed to enable Operations Support Systems (OSS) and network infrastructure to integrate in ways which will accelerate network and service deployment and provide for the transition from TMN managed networks to CORBA solutions. The Vertel Mediation Framework (VMF) software product is used to simplify and accelerate the integration of network infrastructure with telecom OSS infrastructure. We offer embedded software for network equipment and software solutions to allow telecommunications service providers to integrate proprietary, Simple Network Management Protocol (SNMP), TMN, and CORBA based network management systems with standards-based solutions. In addition, we offer object oriented software platforms that facilitate the rapid development of network and service management applications and features such as fault detection and automatic response, remote improvement of network configuration, automation of accounting and billing functions and optimization of network traffic and security.

  In September 2000, we announced plans to offer a new set of services based on the VMF. These web-based hosted services, known as WebResolve, are designed to automate service assurance functions for telecommunications providers. Costs relating to the introduction of WebResolve are included in the financial statements. However, we do not expect any material revenues until 2001.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

  We sell products and services primarily through a direct sales force in the United States and abroad and, in some territories, through third party agents. Our customers include telecommunications service providers and their customers, network equipment manufacturers, independent software developers and software platform vendors.

  We derive revenue primarily from software license fees, royalties and services, including professional services, technical support and maintenance. Software license fees consist primarily of licenses of our software products. We recognize software license revenue based on the American Institute of Certified Public Accountants Statement of Position No. 97-2, as amended. Software license agreements generally do not provide for a right of return. We maintain reserves for returns and potential credit losses, neither of which has had a material effect on our results of operations or financial condition through September 30, 2000.

  Pursuant to source code license agreements, licensees may distribute binary or embedded versions of our software in our licensees' products. Royalties become due upon deployment of products containing the binary or embedded code. Generally, software license royalty revenue is recognized upon notification by our licensee that products incorporating our software have been shipped by our licensee or, for customers for which we have sufficient historical information, upon estimated amounts which we expect the customer to report. Because of the development times required for licensees to design and ship products containing binary or embedded software, we generally do not receive royalties from shipments of such products for at least three quarters from the date we initially ship source code.

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

  Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties facing the Company at the present include the Company's ability, including financial ability, to continue to invest in research and development necessary for the development of new and existing products (including WebResolve) that are required to offset the anticipated decline in Telecommunications Management Network (TMN) revenues; the timely and successful development of existing and new markets; the maturing nature of the TMN product marketplace and the financial uncertainties associated with an anticipated decline in TMN revenues as more fully described under "Results of Operations--Net Revenues" below; the fact that some of our products are relatively new and, although we see increasing market interest, it is difficult to predict sales for new products such as e*ORB, Mediation Framework and WebResolve and the ultimate adoption of these technologies by the marketplace is uncertain; the length of the Company's sales cycle for most of its products, including e*ORB and Mediation Framework, making initial license sales and future royalties difficult to forecast; additional difficulty in predicting royalty revenue because that revenue is dependent on successful development and deployment by our customers of our products; fluctuation from quarter to quarter in revenue from our professional service unit as a result of a limited number of large consulting contracts, whether the Company has large contracts and the timing of such contracts; loss of key customer, partner and alliance relationships and the possibility that the Company may not be able to replace the loss of a significant customer; the dependence on a limited number of customers for a significant portion of the Company's quarterly license revenues; size and timing of license fees closed during the quarter which may result in large swings in quarterly operating results and the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter, frequently in the last weeks or even days of a quarter, which further adds to the difficulty of forecasting and leads to a substantial risk of variance from actual results.

  Additionally, more general risk factors include the possible development and introduction of competitive products and new and alternative technologies by the Company's competitors; the increasing sales and marketing costs of attracting new and retaining existing customers; pricing, currency and exchange risks; governmental and regulatory developments affecting the Company and its customers; the ability to identify, conclude, and integrate acquisitions on a timely basis; the ability to attract and/or retain essential technical or other personnel; political and economic uncertainties associated with conducting business on a worldwide basis; and the Company's ability to control expenditures at a level consistent with revenues. Further risks inherent in the Company's business are listed under "Risk Factors" in Part I, Item I of Vertel's Annual Report on From 10-K for the fiscal year ended December 31, 1999 which is incorporated by reference.

  Readers are cautioned not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties referred to above, as well as others not now anticipated. The foregoing statements and Risk Factors are not exclusive and further information concerning the Company and its business, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the Company's business. The Company undertakes no obligation to revise or publicly release the results of any revision to the forward-looking statements.

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

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

  Net Revenues.   Net revenues decreased 28% to $3,364,000 for the three months ended September 30, 2000 (the "third quarter of 2000") compared to $4,690,000 for the three months ended September 30,1999 (the "third quarter of 1999"), and decreased 8% to $13,656,000 for the nine months ended September 30, 2000 (the "first three quarters of 2000") compared to $14,814,000 for the nine months ended September 30,1999 (the "first three quarters of 1999").

  License revenues consist primarily of license fees and royalties derived from the Company's software solutions and development platforms. License revenues decreased 34% to $1,735,000 during the third quarter of 2000 from $2,618,000 during the third quarter of 1999, primarily as a result of lower TMN product revenues and lower revenues from legacy CORBA products. These decreases were partially offset by license revenues from newer products, including the Vertel Mediation Framework and e*ORB. License revenues for the first three quarters of 2000 decreased 13% to $8,170,000 compared to $9,382,000 for the first three quarters of 1999. The decrease resulted primarily from lower TMN product revenues and lower revenues from legacy CORBA products. These decreases were partially offset by license revenues from newer products, including the Vertel Mediation Framework and e*ORB. We believe that the TMN product marketplace is maturing and we anticipate that revenues associated with such products will decline in future quarters as telecommunications service providers and network manufacturers look towards general computing technologies for the next phase of integrated management solutions. While we offer such a product (e*ORB), there can be no assurance that we will be successful in establishing e*ORB as a source of consistent revenue.

  Service revenues, which consist primarily of fees from professional service unit (PSU) projects, software maintenance, training and non-recurring engineering services, decreased 21% to $1,629,000 during the third quarter of 2000 from $2,072,000 during the third quarter of 1999. The decrease was the result of lower software maintenance ($273,000), which was primarily due to non-renewals of maintenance contracts on certain older or discontinued products, lower PSU revenue ($111,000) and lower non-recurring engineering services revenues ($59,000). However, service revenues for the first three quarters of 2000 increased 1% to $5,486,000 from $5,432,000 for the first three quarters of 1999. The revenue increase was primarily due to higher PSU revenue ($972,000), which was partially offset by lower non-recurring engineering services ($443,000) and lower software maintenance revenue ($449,000) due to non-renewals of maintenance contracts on some older or discontinued products.

  Sales to customers outside of the U.S. comprised approximately 43% of net revenues in the third quarter of 2000 compared to approximately 50% in the same period of 1999. For the first three quarters of 2000, sales to customers outside the U.S. comprised approximately 29% of net revenues compared to approximately 46% in the same period of 1999. The Company has historically reported a high percentage of sales to customers outside of the United States and the Company expects that international sales will continue to be significant. However, the Company's sales cycle is usually lengthy and results in quarterly fluctuations between geographic markets. In addition, a continued decline in the European currencies versus the United States Dollar may ultimately reduce the Company's competitiveness in the European marketplace and any political or economic turmoil in our major Asian markets (China, Japan and Korea) could impact future sales in the affected regions.

  Sales to Lucent Technologies comprised approximately 14% of net revenues in the third quarter of 2000. Sales to Alcatel USA and the U.S. Department of Defense comprised approximately 19% and 13% of net revenues, respectively, for the first three quarters of 2000. Sales to customers LG Information & Communications, Lucent Technologies and Sprint Corp comprised approximately 18%, 13% and 10% of net revenues respectively, in the third quarter of 1999. Sales to Sprint Corp comprised approximately 10% of net revenues for the first three quarters of 1999. No other single customer accounted for more than 10% of the Company's revenues in either the third quarter or first three quarters of 2000 and 1999.

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

  Cost of Revenues - License.   Cost of license revenues consists primarily of
royalty fees associated with third party software, the cost of user documentation and the cost of reproduction and delivery of software. Cost of license revenues was $235,000 and $353,000 for the third quarters of 2000 and 1999, respectively, representing 14% and 13% of license revenues, respectively. Cost of license revenues was $713,000 and $1,344,000 for the first three quarters of 2000 and 1999, respectively, representing 9% and 14% of license revenues, respectively. The higher cost of license revenues in dollar terms in 1999 was primarily the result of two non-recurring items: (1) a one-time payment of $150,000 required under a third party license agreement related to the Company's Trader Service CORBA product which was introduced during the second quarter of 1999 and, (2) the costs of an Expersoft license transaction in March 1999 (after Vertel's acquisition of Expersoft's assets) valued at $402,000, of which $385,000 in costs and estimated earnings had accrued to Expersoft prior to the acquisition as a result of Expersoft completing substantially all of the related software development.

  Cost of Revenues - Service. Cost of service revenues consists primarily of costs associated with performing professional consulting services, software maintenance and technical support to customers such as telephone support and costs associated with training services, non-recurring engineering services and the introduction of WebResolve. Cost of service revenues was $1,294,000 and $1,522,000 for the third quarters of 2000 and 1999, respectively, representing 79% and 73% of service revenues, respectively. The increase in percentage of cost of service revenues in 2000 was the result of expenses relating to the introduction of WebResolve. Cost of service revenues was $4,069,000 and $4,433,000 for the first three quarters of 2000 and 1999, respectively, representing 74% and 82% of service revenue, respectively. The lower percentage of cost of service revenues during the first three quarters of 2000 was primarily due to increased PSU revenues and improved personnel utilization, which was partially offset by costs relating to the introduction of WebResolve. We expect to hire additional consulting personnel to expand our capabilities in anticipation of additional consulting service contracts from customers and to staff WebResolve. To the extent that new consulting service contracts and revenues from WebResolve do not materialize, our future profit margins from services would be adversely impacted.

  Research and Development.   The Company has historically invested heavily in
research and development to expand its expertise in TMN-based software solutions and TMN-based applications and technologies, and to continue sustaining support of its product offerings. Through its Expersoft acquisition, the Company added CORBA technology to its network management solutions and is developing embedded telecom specific implementations of this technology. The major components of R&D expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, the cost of facilities and depreciation of capital equipment, which consists primarily of computer and test equipment. Costs related to R&D in certain cases are offset by customer reimbursement of non-recurring engineering efforts.

  Total R&D expenses decreased 43% to $1,216,000 in the third quarter of 2000 from $2,118,000 in the third quarter of 1999. The decrease in R&D expenses was primarily the result of lower payroll, consulting, recruiting and related facilities costs ($856,000) due to the Company's October 1999 workforce reduction and a non-recurring expense for development software in the third quarter of 1999 ($75,000). The lower costs were partially offset by a lower chargeback to cost of revenues for non-recurring engineering services ($34,000). R&D expenses for the first three quarters of 2000 decreased 29% to $4,058,000 compared to $5,729,000 for the first three quarters of 1999, for the same reasons affecting the quarter, and the decrease was also partially offset by a lower chargeback to cost of revenues for non-recurring engineering services ($289,000).

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

  Sales and marketing expenses decreased 26% to $1,887,000 in the third quarter of 2000 from $2,547,000 in the third quarter of 1999. The decrease in the third quarter of 2000 was primarily due to decreased personnel and associated payroll, commissions, recruiting, relocation and travel costs ($620,000) and lower trade show and promotional expenses ($93,000), which was partially offset by expenses for the introduction of WebResolve ($90,000). Sales and marketing expenses for the first three quarters of 2000 decreased 15% to $5,357,000 from $6,306,000 for the first three quarters of 1999 primarily as a result of decreased personnel and associated payroll, commissions, recruiting, relocation and travel costs ($1,000,000) and lower consulting expenses ($87,000), which was partially offset by expenses for the introduction of WebResolve ($123,000).

  General and Administrative.   General and administrative expenses consist
primarily of salaries, facilities costs and other related expenses for administrative, executive and financial personnel as well as professional fees and investor relations costs. General and administrative expenses decreased 23% to $830,000 in the third quarter of 2000 compared to $1,078,000 in the third quarter of 1999. The decrease in the third quarter of 2000 was primarily the result of lower professional fees ($69,000), investor relations costs ($22,000), and facilities costs ($137,000). General and administrative expenses for the first three quarters of 2000 decreased 5% to $2,883,000 from $3,041,000 for the first three quarters of 1999. The decrease for the first three quarters of 2000 was primarily due to lower payroll and facility costs ($418,000), which were partially offset by increased professional fees ($151,000) related to the Company's merger and acquisition activities and higher investor relations costs ($83,000), primarily due to the increased number of shareholders in 2000 compared to 1999.

  General and Administrative - Non-Cash Stock Compensation.   Non-cash stock
compensation was $35,000 in the third quarter of 2000. There was no such expense in the third quarter of 1999. For the first three quarters of 2000, non-cash stock compensation was $553,000 compared to $192,000 for the first three quarters of 1999. The charges in both periods in 2000 relate to the value of stock options held by non-employee directors which vested during the periods, while the charge in the first three quarters of 1999 was a non-recurring charge related to the value of stock options granted to three former officers in January of 1999.

  Goodwill Amortization.   Goodwill amortization for the third quarter of 2000
was $238,000, the same as the third quarter of 1999. Goodwill amortization for the first three quarters of 2000 was $714,000 compared to $516,000 for the first three quarters of 1999. The goodwill results from the purchase of Expersoft in March of 1999 and is being amortized over five years at approximately $238,000 per quarter. The increase in the first three quarters of 2000 represents the charge for the full period in 2000 compared to a charge for a partial period in 1999 (from March 12, 1999 through September 30,1999).

  Restructuring Benefit.   There were no restructuring benefits in the third
quarter and first three quarters of 2000. The restructuring benefit for the third quarter and first three quarters of 1999 ($82,000) resulted from the reversal of excess restructuring reserves recorded in the 1997 financial statements. This resulted because the Company negotiated more favorable lease exit terms in 1999 than were originally estimated.

  Operating Loss.   The Company reduced its operating loss to $2,371,000 in the third quarter of 2000 from $3,084,000 in the third quarter of 1999. The improvement was due primarily to lower research and development, sales and marketing, general and administrative and PSU expenses which were partially offset by lower license, PSU and software maintenance revenues, as discussed above. The operating loss for the first three quarters of 2000 was $4,691,000 compared to an operating loss of $6,665,000 for the corresponding period in 1999. The improvement was due to higher professional service revenue, higher gross profit margins, lower research and development, sales and marketing and general and administrative expenses, which were partially offset by lower license, software maintenance and non-recurring engineering services revenues, higher general and administrative non-cash stock compensation, and goodwill amortization expenses, as discussed above.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

  Other Income, Net.   Other income, net increased $148,000 to $227,000 in the
third quarter of 2000 compared to $79,000 for the third quarter of 1999. Other income, net for the third quarter of 2000 consists primarily of interest income, which increased $70,000 due to higher cash balances and higher interest rates, and net sub-lease income ($33,000). For the first three quarters of 2000, other income, net increased $1,179,000 to $1,650,000 compared to $471,000 for the first three quarters of 1999. Other income, net for the first three quarters of 2000 consisted primarily of a non-recurring gain on the sale of the Company's remaining equity interest in Systems Wizards ($961,000), interest income ($521,000), net sub-lease income ($101,000) and a gain on the early termination of a capital lease ($55,000). Other income, net for the third quarter of 1999 and the first three quarters of 1999 was primarily interest income.

  Provision for Income Taxes.   The Company recorded a provision for income
taxes of $35,000 in the third quarter of 2000 compared to $30,000 in the third quarter of 1999. For the first three quarters of 2000, the Company has recorded a provision for income taxes of $115,000 compared to $50,000 for the first three quarters of 1999. The income tax provisions are primarily for non-U.S. taxes as the Company anticipates utilizing net operating losses to offset any pre-tax income.


Liquidity and Capital Resources

  Net cash used for operating activities during the first three quarters of 2000 was $753,000 compared to $5,951,000 used by operating activities in the first three quarters of 1999. The negative cash flow from operations in the first three quarters of 2000 was primarily the result of the net loss ($3,156,000), a decrease in deferred revenue ($549,000), a decrease in accounts payable ($335,000) and payments for restructuring expense ($391,000). These amounts were partially offset by a decrease in accounts receivable ($1,186,000), a decrease in prepaid expenses and other current assets ($157,000), non-cash stock-based compensation ($553,000) and non-cash depreciation and amortization ($1,766,000).

  Net cash provided by investing activities during the first three quarters of 2000 was $4,188,000 compared to net cash used for investing activities of $8,844,000 in the first three quarters of 1999. The net cash provided by investing activities in the first three quarters of 2000 resulted from net sales of short-term investments ($4,689,000), which was partially offset by purchases of property and equipment ($501,000).

  Net cash provided by financing activities during the first three quarters of 2000 was $3,863,000 compared to net cash used for financing activities in the first three quarters of 1999 of $262,000. The net cash provided during the first three quarters of 2000 was due to the exercise of stock options under the Company's stock option plans ($3,889,000), which was partially offset by payments of capital lease obligations ($26,000).

  The Company believes that its cash and short-term investments balance of $12,218,000 at September 30, 2000 will be sufficient to meet its liquidity requirements for the next twelve months. From time to time, the Company may also consider the acquisitions of, or evaluate investments in, certain products and businesses complementary to its business. Any such acquisitions or investments may require additional capital resources. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to the Company.

  At September 30, 2000, the Company's long-term liquidity needs consisted principally of operating lease commitments related to facilities and office equipment.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

European Monetary Union

  In January 1999, eleven European countries, including France, Germany and the Netherlands, where the Company maintains operations, implemented a single currency (the ''Euro'') to replace their separate currencies. While transactions may be consummated in the individual currencies of the member countries, the Company will be required to, and is currently in the process of, implementing modifications to its payroll and benefits systems as well as its contracts and other obligations in order to accommodate the Euro. The Company does not currently believe that it will incur a material financial expense in connection with such modifications. The introduction of the Euro presents certain risks for the Company including risks associated with its reduced ability to adjust pricing of its products based on local currencies, and fluctuations in the Euro based on economic turmoil in countries in the Union other than those where the Company does business, increasing the risks normally associated with doing business in international currencies, any of which could have an adverse effect on the Company's business, financial condition and results of operations.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  (a) Quantitative Information About Market Risk.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company maintains an investment policy that ensures the safety and preservation of its invested funds by limiting default risk, market risk and investment risk. As of September 30, 2000, the Company had $11,230,000 of cash and cash equivalents and $988,000 of short-term investments with a weighted average variable rate of 5.97% and 6.70%, respectively. As of September 30, 1999, the Company had $4,417,000 and $5,855,000 in cash and cash equivalents and short-term investments, respectively, with a weighted average variable rate of 4.26% and 5.01%, respectively.


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

                                  VERTEL CORPORATION
                                  (Registrant)


Date: November  13, 2000          /s/ Gordon L. Almquist
                                  -----------------------------
                                  Gordon L. Almquist
                                  Vice President, Finance and Administration,
                                  and Chief Financial Officer
                                  (Principal Financial Officer)

                                 EXHIBIT INDEX
EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
3.3 (and 4.1)  Amended and Restated Articles of Incorporation of the Registrant.
               (13)

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

10.78 Amendment No. 1, dated December 3, 1999 to the Employment Agreement between the Company and Gordon L. Almquist. (11)

10.79 Amendment No. 1, dated December 3, 1999 to the Employment Agreement between the Company and Richard L. Hamilton. (11)

10.80 Amendment No. 1, dated December 3, 1999 to the Employment Agreement between the Company and Cyrus D. Irani. (11)

10.81          Vertel Corporation 2000 Stock Option Plan (12)

11.0           Statement re: Computation of per share earnings (13)

27.1           Financial Data Schedule. (13)

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

(12) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(13) Filed herewith.