Form 10-K
period 2000-12-31
VERTEL CORP
filed 2001-04-02
CIK 880458

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

    For the fiscal year ended December 31, 2000

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

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [_]

   As of March 20, 2001 there were 28,369,892 shares of the Registrant's Common Stock outstanding, and the aggregate market value of the stock held on that date by non-affiliates was approximately $43,422,563, based on the closing price of $1.56 per share as reported by The Nasdaq Stock Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Shareholders to be held on May 17, 2001 (the "Annual Meeting"), to be filed with the Commission not later than 120 days after the end of the fiscal year 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

          INTRODUCTORY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

   Except for the historical information presented, the matters discussed in this document are forward looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements--including, without limitation, statements regarding future revenue streams and operating results, sales of our new products, our long-term customer base, and run-time royalties related to the e*ORB product--should be evaluated together with the many risks and uncertainties that affect our business and may cause results to differ materially from those set forth in the statements. These include timely and successful development of products and technologies and deployment of our products by our customers; successful introduction and customer acceptance of new and enhanced products and technologies in existing and new markets; the possibility that delays or difficulties will arise in implementing complex products and technologies and enabling them to work successfully with other complex products and technologies; the uncertainty regarding the future acceptance of the TMN standard and TMN-based products; the possible development and introduction of competitive products and new and alternative technologies; pricing, currency and exchange risks; governmental and regulatory developments affecting Vertel Corporation and its customers; loss of key customers; the ability to identify, conclude, and integrate acquisitions on a timely basis; the ability to retain and attract key technical and other personnel; the length of our sales cycle; size and timing of license fees closed in a quarter; the likely continued significant percentage of quarterly revenues recorded in the last month of a quarter, making forecasting difficult and subject to wide variations from actual results; economic uncertainties associated with conducting business worldwide; our ability to control and manage expenses; and other risks and uncertainties detailed from time to time in Vertel's periodic and other reports filed with the U.S. Securities and Exchange Commission (SEC). Readers are cautioned not to place undue reliance on our forward-looking statements, which only reflect management's beliefs or opinions as of a specific point in time. Copies of such filings are available upon request from Vertel's Investor Relations Department.

                                    PART I

ITEM 1. BUSINESS

General

   Vertel Corporation, a California corporation, was founded as Retix in 1985, and was originally concentrated in the internetworking market. In 1995, we released our first telecommunications management network (TMN) software products and services. In 1996, our operating divisions were split into three business units, each with its own management structure. These three units focused on internetworking (Sonoma Systems, Inc.), network management software (Vertel Corporation I), and wireless applications software (Wireless Solutions). In 1997, we merged Wireless Solutions into Vertel I. Additionally, in 1997, Sonoma Systems, Inc., restructured to focus solely on broadband access equipment for the telecommunications marketplace. In January 1998, we discontinued investing in Sonoma Systems and our voting ownership was subsequently reduced to 19.9% as Sonoma Systems raised additional capital from outside investors. In December 1998, we sold our holdings of Series B and Series C preferred stock in Sonoma Systems to a party related to Newbridge Networks Corporation. In October 2000, Sonoma Systems was acquired by Nortel Networks Corporation and we exchanged our remaining investment in Sonoma Systems (primarily consisting of $1.0 million of non-convertible, non-voting Series A preferred stock) to common stock of Nortel Networks Corporation as part of such acquisition. Our results of operations for 1997 and prior years have been reclassified to present the operating results of Sonoma Systems as a discontinued operation. In 1998, Vertel Corporation I merged into Retix and we changed our name to Vertel Corporation. We are now focused on network management software for the telecommunications industry. Further references to "we", "our", "Vertel" and "the Company" refer solely to our continuing operations unless specifically identified otherwise.

   In March 1999, we acquired Expersoft Corporation (Expersoft), a developer, and marketer of standards-based, high performance Common Object Request Broker Architecture (CORBA) software technology. The acquisition price was approximately $3,225,000 and consisted of cash of $3,000,000 and acquisition costs of $225,000. The acquisition was accounted for as a purchase. Expersoft Corporation was merged into Vertel Corporation in December 1999.

   We are a telecommunications software, solutions, and services company. We have two lines of business--license revenue from software products and services revenue from software solutions and a service bureau. We have three software product lines; 1) e*ORB--software for developing telecom hardware, systems and applications based on the CORBA industry standard, 2) Vertel Mediation Framework (Mediation Framework)--software for integration of network management applications and telecom hardware, and 3) TMN--software based on an international standard for developing telecom management systems and applications. Additionally, as part of our services business, we offer telecom network management solutions, and WebResolve, a business to business (B2B) exchange service for telephone companies of all types.

   Our offerings are all targeted at the wireless and broadband market segments within the large telecommunications market.

   Our software products provide connectivity for a variety of telecommunications hardware and software within those segments. Namely:

     1. Connectivity for the management of telecommunications equipment, systems and applications in the form of:

       a. system interfaces used for the management and communication between numerous combinations of equipment and management systems, and

       b. an integration framework that connects devices, management systems and applications that are either standards-based or proprietary, using either old or new technology, that were not designed to naturally connect.

     2. Infrastructure and communications "glue" for distributed telecom applications that require a small form factor, fault tolerance and exceptionally high throughput. This is typical of software running within a multi-card/processor device, and/or software running across devices in networks with bandwidth management and quality of service requirements.

   We focus our services business on network management. Namely:

     1. Solutions and turnkey projects that utilize the two software areas described above.

     2. Network management design and applications development for equipment manufacturers and telecommunications providers. These include fault, configuration, performance and security management solutions.

     3. A B2B exchange bureau that interconnects information and applications that are used to assure the operation of telecommunications type services in the supply chain of incumbent and emerging service providers.

   We sell products and services primarily through a direct sales force in the United States and abroad and, in certain territories, through third party agents. Our customers include telecommunications service providers and their customers, network equipment manufacturers, independent software developers and software platform vendors.

   We derive revenue primarily from software binary and source license fees, royalties and services, including professional services, technical support and maintenance. License fees consist primarily of licenses of our software solutions and development platforms. We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue

Recognition" and SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Effective January 1, 2000, we adopted SOP No. 98-9 which requires us to use the residual method for revenue recognition when arrangements include multiple software products or other elements, such as maintenance and professional services, and vendor specific objective evidence exists for the fair value of undelivered elements and does not exist for one or more of the delivered elements. To date, substantially all source license fees have been recognized upon delivery to our customer. Source license agreements generally do not provide for a right of return.

   Pursuant to binary and source code license agreements, licensees may distribute binary or embedded versions of our software in our licensees' products. Royalties or runtime revenues become due upon shipment of products containing the binary or embedded code. Generally, software license royalty revenue is recognized upon notification by our licensee that products incorporating our software have been shipped by our licensee or, for customers for which we have sufficient historical information, upon estimated amounts which we expect the customer to report. Because of the development times required for licensees to design and ship products containing binary or embedded software, we generally do not receive royalties from shipments of such products for at least three quarters from the date we initially ship source code.

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

   Our technical support services consist of product support and maintenance, training and on-site consulting. Product support and maintenance fees have constituted the majority of technical support and service revenue. Product support and maintenance fees are recognized on a straight-line basis over the term of the contract, which is generally twelve months. Other revenue from training and on-site consulting is recognized as performed.

   While more than 50% of our license revenue in 2000 was derived from products complying with the TMN standard, the TMN standard has not been widely adopted in USA or Europe. Therefore, we are expanding our products and technologies to reduce our dependence on TMN. In addition, our markets are new and rapidly evolving which heightens these risks and uncertainties. To address these risks, we must, among other things, successfully implement our marketing strategy, respond to competitive developments, continue to develop and upgrade our products and technologies more rapidly than our competitors and commercialize our products and services incorporating these enhanced technologies. There can be no assurance that we will succeed in addressing any or all of these risks. See Item 1: Risk Factors; "The TMN Standard has not Been Widely Adopted in the U.S. or Europe."

   Our principal offices are located at 21300 Victory Boulevard, Suite 700, Woodland Hills, California 91367 and our telephone number at that location is
(818) 227-1400. Our website address is www.vertel.com.

Highlights of 2000

   In 2000, we continued our transformation from a pure TMN company to a telecommunications software and service solutions company by introducing three new product lines. We believe that these new products, e*ORB, Mediation Framework and WebResolve represent exciting opportunities for future revenue growth in the face of declining revenue from our TMN products.

   In the first full year of product availability, our e*ORB software was adopted by three of the top eight network equipment manufacturers, Lucent, Motorola and Alcatel, among others. Acceptance of our software by companies of this caliber is a key milestone for Vertel and validates our belief in e*ORB's market potential. e*ORB is being utilized in the third generation (3G) wireless infrastructure by Lucent and has potential for other 3G applications.

   Mediation Framework was released as a product in the spring of 2000. Mediation Framework, which utilizes our e*ORB software platform, had a similarly successful adoption rate in its first year of product introduction, including contracts with Alcatel and Nokia and the U.S. Department of Defense. Customer projects utilizing Mediation Framework included enhancement of the open architecture of a Global Systems Mobile (GSM) wireless network and integration of network management systems supporting an asynchronous transfer mode (ATM) network.

   Another significant milestone for us in 2000 was the announcement in September of a new service, WebResolve, which utilizes Mediation Framework. WebResolve is a service assurance bureau that provides an automated, electronic interconnection service for service assurance information. The first offering is a trouble ticket exchange service. Two customers signed Letters of Intent to start trials with WebResolve within the first six months of availability.

Industry Background

Economic Trends

   For the first time in many years, the telecommunications sector did not experience rapid growth. Even though the overall U.S. economy experienced a slowdown in 2000, the impact on the telecommunications industry was more severe than in most other segments. A number of service providers were forced to cease operations and many others reported earnings that were far below analyst's expectations.

   We were not immune to these conditions. Several transactions that had been in progress during the fourth quarter were either cancelled or postponed. The current business climate is resulting in many of our customers reevaluating their strategies. This has elongated our already lengthy and unpredictable sales process.

   Industry analysts predict that the softness within the telecommunications industry will continue through much of 2001. While we expect that some projects we would typically be awarded might get cancelled, new opportunities may surface as downsizing at other customer organizations may result in more outsourcing of projects. In addition, the cost savings and "pay as you go" aspects of our WebResolve service allow our customers to reduce costs and make a minimal up-front infrastructure investment for a fully operational trouble ticketing service bureau. This may have more appeal as companies try to conserve cash.

   We believe that the worldwide telecommunications industry continues to undergo significant transformation. The Internet and corporate intranets have created a new networked economy with online versions of every conceivable product and service. New market entrants as well as traditional companies are moving their business online through e-commerce initiatives. Innovative business models are capitalizing on the unique economics of the Internet. We expect that the telecom industry will continue to grow as companies in this industry attempt to meet the increased demand for network bandwidth, reliability, data integrity and security.

Technology trends

   Until late in the 1990's, most telecommunications service providers managed their voice networks exclusively with proprietary systems developed and supported by internal development organizations. By design, these proprietary management systems did not interconnect with one another. Even those third party products provided by equipment manufacturers and application vendors keep the interfaces that bind management applications together among themselves. This was a way to keep the network within their control by owning the management systems and their external communications pipes (called management interfaces). While these proprietary systems are tightly integrated and can provide operating efficiencies within a single network, they are expensive to develop, operate and maintain, and often require a large, specialized and expensive technical organization.

   Because these systems are not based on a common standard, management among telecommunications service providers and the provisioning of end-to-end services is more difficult, and the equipment choices of service providers are limited to vendors who conform to the provider's standard. Furthermore, because these systems are a mixture of proprietary and standards-based technologies and are based on older software technologies, they generally do not scale easily, usually require substantial development effort for new functionality and services, and are often incompatible with the additional software and hardware service providers require to upgrade networks. Service providers can no longer afford to sustain these systems in this hyper-competitive environment and have been looking at commercial off-the-shelf software to manage their networks.

   Service providers have augmented their proprietary systems by incorporating the Simple Network Management Protocol (SNMP) to manage their data networks. SNMP has been widely accepted as a standard in private enterprise data networks. SNMP-based systems interoperate, permitting the addition of incremental functionality, hardware and software without substantial additional development effort and are generally adequate to manage equipment in enterprise data networks. A major drawback of SNMP-based systems, however, is in bandwidth-constrained public networks, where their architecture requires continuous communication among equipment and management platforms; this communication can consume substantial bandwidth and limit network scalability. In addition, SNMP provides for limited data integrity, does not identify a security protocol and does not effectively manage the flow of data on networks. While SNMP has permitted service providers to begin their transition away from proprietary systems, it has also created the need for a new family of systems that are highly scalable, cost-effective and offer high bandwidth.

   In response to the shortcomings of available network management solutions, the International Telecommunications Union (ITU), an organization of telecommunications companies and governments, identified the need for a standard that permitted interoperability among network management solutions. The ITU recognized the need for this standard to provide a framework within which network management systems could more cost-effectively be designed, developed and deployed and at the same time provide functionality beyond that enabled by proprietary and SNMP-based systems. The standard established by the ITU in 1994 is known as the telecommunication management network or TMN standard. This standard attacks the problem in two ways, the first by way of an architecture of an out of band network for managing telecom networks and the second is in how these networks should be managed by specifying protocols and management interfaces.

  . For the architectural aspect, the specifications comprising the TMN standard divide the telecommunications management infrastructure into a framework of five logical layers: Network Element (NEL) Element Management (EML), Network Management (NML), Service Management (SML) and Business Management (BML). The TMN standard includes a set of interface specifications for communicating within and among layers to enable interoperability between and among network operating systems, network management systems and network equipment.

  . For the protocols and management interfaces, TMN prescribed Common Management Information Protocol (CMIP) as its first management protocol and specified specific management interfaces for different types of equipment, networks and telecom services.

So, TMN is both a management network architecture and a management network implementation.

   The TMN protocol and interface standards are used predominantly in Asia and the Pacific Rim and globally in a number of network types such as GSM networks, Synchronous Optical networks (SONET) and Synchronous Digital Hierarchy (SDH) networks. The adoption of TMN protocols has slowed significantly as service providers and network equipment manufacturers begin to look to general computing technologies, in particular CORBA, for the next phase of integrated management solutions.

   As architecture for telecom management, TMN is widely used today. While there is a blending of the management layers occurring, the concepts are still at the heart of telecommunications devices, management systems, and applications. Additionally, while the majority of the industry still uses proprietary in-house developed solutions, the telecommunications market is still predominantly using third party products for the development of management systems, third party management applications, and third party integration platforms. Technologies such as CORBA, Java, SNMP, Extensible Markup Language (XML), and other new and proprietary technologies are all being developed and deployed in equipment and applications.

   CORBA middleware technology is supported by a wider market base than is the telecom specific TMN technology. The telecom industry hopes to reduce implementation cost and increase the pace of technology innovation by using CORBA. CORBA benefits from its use in a wide number of information-based industries, greater availability of knowledgeable software engineers, and ease of interoperability. Today, many telecom Operations Support Systems (OSS) companies have added CORBA interfaces to their OSS products and major network equipment suppliers have started building CORBA interfaces into their network elements.

Our Solutions

   Our software products, solutions and services offerings allow telecommunications equipment manufacturers, service providers, and their customers to:

   Improve Time to Market. Our products and services enable our customers to produce proprietary and standards compliant network management solutions for their products faster, with fewer developers. Our products provide off-the-shelf software based on international standards that our customers can embed into their products and OSS systems. Instead of developing the protocols, connectivity software, and management functions from scratch, our customers can integrate our off-the-shelf products to their systems thereby potentially reducing the overall development effort dramatically and improving the quality of the end product. We also offer turnkey services that solve critical service assurance functions and require minimal, if any, development on the part of our customers. Our WebResolve service bureau provides a faster way to acquire a B2B service for telecom providers and their trading partners.

   Reduce Costs. Our software solutions enable telecommunications service providers to reduce costs by efficiently managing diverse networks and network equipment with a single, integrated management system. Unlike many proprietary systems, our solutions adhere to an object-oriented architecture and do not require large, expensive technical organizations for additional development and maintenance. Because our solutions use standard interfaces and the latest state of the art technology, they allow multiple systems to connect to each other across applications, networks, vendors and systems. This interoperability allows service providers to purchase the most cost-effective equipment from a broad range of vendors. In addition, by utilizing our professional services, customers can reduce the cost of in-house development. Finally, our WebResolve service enables new entrants to exchange information with all of their trading partners for a fraction of the cost of developing one-to-one gateways with each partner in the supply chain.

   Derive Incremental Revenue. Our network management solutions also enable telecommunications service providers to bring new functionality and services to market more rapidly by providing an integrated, standards-based suite of tools that facilitate the rapid development and deployment of new applications across heterogeneous networks. For example, our products have been used by telecommunications switch equipment manufacturers, operation support system vendors and telecommunications service providers to provide data collection information to support billing, trouble ticketing and inter-service provider exchange of management information.

   Implement Complete Solutions. Successful implementation requires seamless vertical integration of network management and back office systems that are often based on disparate protocols. We believe that we provide the only commercially available suite of products and services that offers complete end-to-end solutions for vertical integration.

   Preserve Existing Investments. Our solutions enable telecommunications service providers to continue to use and integrate their existing legacy systems with newer systems based on more modern architectures. Our technology and solutions manage CORBA, TL1 (Bellcore's Transaction Language
1), SNMP and other legacy equipment and systems within our solution framework.

   Enhance Communications Across Service Providers and with Customers. Our products enable the deployment of systems that allow telecommunications service providers and network operators to manage new and existing services and equipment across multiple service provider domains. The products also enable enterprise network operators to deploy systems that manage services of multiple service providers. Our WebResolve service will also provide transaction-based turnkey solutions that enable communications between and among partners in a supply chain with no development required on the part of the customer.

Strategy

   Our goal is to position Vertel as a leading provider of (1) critical object oriented middleware solutions and software to telecommunications service providers, equipment manufacturers, platform vendors and independent software developers; and (2) a telecommunications B2B exchange bureau of critical service assurance information to service providers. We are focused on next generation communication services and software solutions that support multiple management technologies. These solutions are targeted to provide public and Internet Protocol (IP) network and back office operation support systems, the key components required for end-to-end network and service management with carrier-grade quality of service. Key elements of our strategy include:

   Superior Products and Services. We continue to develop and look for innovative and superior technology. Technological leadership is a key strategy and differentiator for the company. We believe our e*ORB product line offers the best embeddable telecom-based, commercially available CORBA products in the market today.

   Market Penetration. The development and utilization of leading technology requires focus on the adoption of the technology in the marketplace. Our strategy during the first year of introduction of our new technology and the several years following that is to seed the market by focusing on market share as a primary objective.

   Business Diversification for Leading Edge Technologically Advanced Products. Innovative and technologically advanced products and services require market adoption and deployment. As such, we are not investing in just one such technology. We are also identifying and developing areas of utilization where the technology provides a competitive differentiation for our services and solutions.

   Extend Vertical Solutions. Our strategy is to provide complete suites of software and services that enable businesses to implement telecommunications management solutions efficiently. We intend to provide management applications that leverage our experience in TMN and CORBA. To date we have demonstrated that e*ORB is dynamic in its own right and at the core of other solutions such as our own Mediation Framework. Additionally, Mediation Framework has applications as a stand-alone solution and is at the core of solutions such as our WebResolve service product.

   Leverage Existing Relationships with Equipment Manufacturers. Historically, we have derived a significant portion of our revenues from the sale of software to be embedded by telecommunications equipment manufacturers. We believe that the availability of our products in telecommunications equipment will facilitate the adoption of our solutions in the marketplace by service providers. The company is selling its new product and service offerings to the same customers and divisions that acquired our legacy products.

   Expand Global Sales and Distribution Capability. We currently sell our products primarily through a direct sales force in the United States and internationally. We plan to leverage our direct sales efforts by pursuing sales prospects generated by partners and by selling through select systems integrators and other indirect sales channels. In addition, we plan to continue to license our software to service providers, network equipment manufacturers and independent software developers. Our customers have the right to distribute products, services and applications developed using our software in exchange for royalty payments. We believe that our distribution strategy will help to establish our solutions as the premier object oriented middleware products for network management.

   Promote the Deployment of CORBA. We believe that the broad adoption and deployment of CORBA will be key to our success. Correspondingly, we commit substantial resources to the promotion of the CORBA standard for telecommunications network management. We are working with leading industry experts, forums and working groups to define, refine and develop specifications for CORBA solutions. We use trade shows, seminars and industry conferences to advance our market strategy.

   Develop Strategic Relationships. We believe that we can expand our visibility, improve our product offerings and broaden our potential market through the development of relationships with other companies within the telecommunications network market. In 1999, we added Atlantech Technologies, a leading supplier of element management framework software, as a strategic partner for supplying turnkey element management solutions through our professional service organization. In 2000, we announced partnerships with Eternal Systems for Fault Tolerance capabilities and Tri-Pacific for real time design tools. Both of these relationships are consistent with our strategy to seek out the best technological partners in the marketplace to augment and add more value into our product offerings.

   Expand Professional Services Unit (PSU) Customer Base. We believe that there is a large market for customized network management solutions. Our PSU provides customized software design and engineering, including designing, developing, deploying and maintaining turnkey telecommunications management solutions. By utilizing or enhancing our existing products, our PSU is capable of customizing and delivering carrier-grade quality solutions that enable businesses to efficiently implement network management solutions quickly and cost-effectively.

Products

   We have two lines of business--license revenue from software products and services revenue from software solutions and a service bureau. We have three software product lines; 1) e*ORB--software for developing telecom hardware, systems and applications based on the CORBA industry standard, 2) Mediation Framework--software for integration of network management applications and telecom hardware, and 3) TMN--software based on an international standard for developing telecom management systems and applications. Additionally, we offer network management solutions, and WebResolve, a B2B exchange service for telephone companies of all types.

   We generally license our binary and source code to customers who may either sublicense the code in binary form or integrate it into additional products. Revenue is derived from license fees received upon the shipment of binary and source code and from royalties relating to the distribution by the customer of binary or integrated versions of the software. On occasion, royalties may be prepaid at the request of the customer.

   e*ORB, Mediation Framework and WebResolve were our three primary new product/service offerings in 2000. We made significant strides toward industry acceptance of e*ORB, our CORBA-based software solution that was launched in late 1999, and our Mediation Framework solution which became commercially available in the second quarter of 2000.

   WebResolve was announced in September 2000. It is our first transaction-based service that provides an immediate and continuous revenue stream based on usage. WebResolve is a business-to-business exchange service for service assurance information. WebResolve has been well-received by potential customers since its introduction and we have already received Letters of Intent with two customers who are entering into trials of the service.

New Product Offerings:

WebResolve

   WebResolve provides an automated, electronic interconnection service for service assurance information. Service assurance functions report information and carry out actions that ensure the vital ongoing operation of a telecommunications network. Functions include management of network faults, management of service levels and their agreements, network throughput and problem reports that are referred to as trouble tickets.

   With an increasing number of trading partners and players providing businesses and consumers with telecommunications services, the B2B exchange of service assurance information is becoming ever more important and more difficult to execute. WebResolve allows service providers to have a single interface to our hosted application that can interconnect and pass information to all of the service provider's suppliers. Trouble ticket exchange is the first service WebResolve is offering.

   WebResolve is a telecommunications service bureau offering 24 hours a day, seven days a week availability with carrier-grade reliability. It is an application built on our Mediation Framework software solution. Service bureaus for the telecommunications industry have been in existence for many years, but WebResolve is the first to offer service assurance solutions that require a single interface from the service provider's site with distribution capabilities to many trading partners. This solution is a hub and spoke concept versus the more traditional point-to-point solution of developing separate software gateways for each trading partner. This provides a simple solution utilizing one gateway instead of multiple gateways and can dramatically reduce costs for telecommunications providers.

   WebResolve allows a service provider to "pay as you go" instead of making a substantial up-front investment to develop point-to-point interconnections with each of their trading partners. The target markets for this product are interexchange carriers and their access providers; local service providers; and data center providers and their content providers on the Internet side.

e*ORB

   e*ORB provides a "carrier-grade" embeddable CORBA ORB (both C++ and Java) targeted at the telecom OSS and network management infrastructure market. Unlike other CORBA products on the market, it focuses on delivering high performance and high scalability in a small form factor and supports a set of features applicable to our targeted telecom customers.

   In addition to Unix servers, Windows NT servers and other standard OSS and management platforms, e*ORB has applications within mobile devices such as hand-held devices and wireless phones, as well as on high-end network elements such as optical switches. This is because e*ORB is small enough to fit within the memory and CPU constraints of mobile devices, and fast enough to meet the performance requirements of high-end switching products.

   e*ORB conforms to the Object Management Group's (OMG's) "minimum CORBA" specification and supports product enhancements that make it more adaptable to the telecom market. The e*ORB software architecture supports the TCP/IP transport protocol as well as ATM and broadcast wireless protocols.

   Our focus for e*ORB falls into two areas:

     1. Connectivity for the management of telecommunications equipment, systems and applications in the form of system interfaces used for the management and communication between numerous combinations of equipment and management systems, and

     2. Infrastructure and communications "glue" for distributed telecom applications that require a small form factor, fault tolerance and exceptionally high throughput which is typical of software running within a multi-card/processor device, and/or software running across devices in networks with bandwidth management and quality of service requirements.

   e*ORB technology is not only being used by our customers but it is also used in our own application level products. e*ORB is used in our Mediation Framework to provide internal software distribution across our mediation software components.

   During 2000, Linux and PalmOS versions of the software were introduced as was a Java Edition. The Java Edition can interoperate with the C++ Edition of e*ORB. The core technology was expanded for CORBA service relevant to the telecommunications industry and fault tolerance capabilities and design tools were added through our relationships with partners.

Mediation Framework

   Our Mediation Framework software solution is used to simplify and accelerate the integration of a network infrastructure within a telecom OSS infrastructure. Our professional services unit uses Mediation Framework as a building block to integrate network managers, element managers and/or devices with other OSS systems without requiring changes on the part of the devices, managers or the OSS.

   As noted in the Industry Background section, telecom operators are increasingly faced with integrating and combining multiple networks and their associated components. In many cases, these components, or network elements, were not designed to operate, or be managed, together. A variety of incompatible protocols connect the network elements to their element management systems, and their element management systems to their network management systems. These disparate protocols must coexist and can be made to do so through the use of a mediation solution.

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

   Mediation Framework is being employed in these situations. In simple terms, the framework is composed of a series of modules. These modules convert the protocol used by the equipment manufacturer and the service providers to a normalized format. By using a normalized format, any protocol (standard or proprietary) can be translated to another. As the number of formats increase, the turn-around time for mediation solutions will naturally decrease, reducing service providers' network integration time, and equipment vendors' time to market.

   Mediation solutions built with our Mediation Framework can be quickly updated to adapt to changes in the protocol standards, to add additional network element types, and to add other protocols to the solution. This "life-cycle-management" of network mediation solutions helps our customers to better maintain their networks and improve the quality of service to their end users.

Legacy TMN Products:

   Our legacy TMN business is in its declining phase but is still utilized by a significant number of incumbent equipment manufacturers that provide GSM wireless transmission and SONET/SDH optical networking. The product line is very robust, even though it is no longer being upgraded. See "Risk Factors-- The TMN Standard has not Been Widely Accepted in the U.S. or Europe."

TMN Telecore Products

   TMN Telecore Development Environment products provide tools and components to automate the development of CMIP Management Applications for telecom service management, telecom network management and equipment management applications. TMN Development Environment product interfaces are object-oriented and consistent with the TMF-defined TMN/C++ API. They are available on Solaris, HP-UX,

Windows NT and Windows 2000 and AIX. The products include both client (known as managers) and server (known as agents) design, development and testing tools.

   The TMN Telecore product line offers an agent development environment, a manager development environment, TMN Simulators for both the agent and manager development environments and a TMN OpenStore application.

 TMN Agent Development Environment

   The TMN Agent Development Environment (ADE) enables developers to easily build customizable, dynamically configurable TMN-conformant agents. The resulting, fully functional TMN Agent provides the value-added, agent role process for network elements, Q-adapters, and mediation devices at the NEL, EML, NML, and SML layers of the TMN model. ADE automates most of the tasks associated with building an agent application.

 TMN Manager Development Environment

   The Manager Development Environment (MDE) enables developers to easily build customizable, dynamically configurable, and scalable TMN-conformant manager applications. The MDE automates most of the tasks associated with building a manager application.

 TMN Simulators

   The TMN Agent Simulator and TMN Manager Simulator may be used with the ADE or MDE products or with any TMN-conformant agent or manager. The Simulators use standard TCL scripts to emulate the behavior of a TMN-conformant agent or manager. Simulators have graphical user interfaces, are dynamically configurable at run-time, and provide script-generation tools to produce test cases for a particular information model (MIB).

 TMN OpenStore

   TMN OpenStore offers an application interface for the storage of management information organized in a containment tree. It stores both the management information and the containment tree structure that organizes it.

Other TMN Products

   Other TMN Products include TMN Embedded Telecommunications Solutions (ETS) products that include networking stacks and tools to create embedded agents for telecom hardware, TMN Unix/NT Telecommunications Solutions (UTS) products which are communications networking stacks for clients and servers, UTS file transfer, access and management (FTAM) products for the reliable transfer of billing information, files and network data and UTS-NetLink products.

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

Customer Service and Support:

 Professional Services

   We believe that the adoption of our products will depend, in part, upon the ability of service providers, network operators, network hardware and software vendors, and systems integrators to implement TMN and CORBA solutions quickly and cost-effectively. Our professional services unit works with systems integrators, application developers and in-house customer engineers to enable customers to deploy a complete solution. Professional services include system analysis and design, source code portation, conformance testing and certification and custom application development. Many of our software customers contract for professional services. We generally provide professional services based on a detailed statement of work.

   We focus our services business on network management. Namely:

     1. Solutions and turnkey projects that utilize the two connectivity software product families, e*ORB and Mediation Framework, described above.

     2. Network management design and applications development for equipment manufacturers and telecommunications providers. These include fault, configuration, performance and security management solutions.

     3. A B2B exchange bureau that interconnects information and applications that are used to assure the operation of telecommunications type services in the supply chain of incumbent and emerging service providers.

   Turnkey solutions for e*ORB and Mediation Framework provide our customers with turnkey projects for e*ORB based applications and for mediators that integrate management systems. The e*ORB based projects can range from equipment infrastructure development, to network management interfaces, to distributed application development. Mediation based projects are typically mediators for equipment, equipment management systems, network management systems or service management systems. Other possible projects include customization in the form of platforms or proprietary interfaces.

   The network management practice includes consulting for architecture and design of networks, management systems, technological assessment and usability/productivity analysis of customer's current systems, and the actual development and integration of the network management applications. These projects and services are used by both equipment manufacturers and telecommunications service providers. We have focused on and have expertise in the development of these systems for the fiber optic and wireless market segments.

   The network management practice also includes the design, development and deployment of embedded network management agents and communications stacks. These solutions are used by equipment manufacturers as part of their network management strategies and implementations. We are targeting not only the top ten equipment manufacturers, but have also started going after smaller start-up companies to provide them with a turnkey network management solution for their equipment as they typically do not have the expertise on staff.

   As part of our network management application soliution, the development of network management applications are carried out on the AccessVision Network Management Framework. In 1999, we partnered with Scotland-based Atlantech Technologies to offer a flexible framework to deliver management solutions for the network element layer (NEL) and the network management layer (NML) of the TMN architecture. Atlantech Technologies, purchased by Cisco Systems in 2000, continues to support the AccessVision product family.

   The AccessVision product family provides an open, standards-based set of management building blocks that allow development, configuration and deployment of specific management solutions for use within these domains. Our professional services unit uses the AccessVision building blocks to construct customized network managers and element managers for our customers.

   As part of the WebResolve service bureau, there is an initiation fee that covers the secure integration of the customers service assurance system into the WebResolve service.

 Technical Support

   In order to assist customers in fully designing and operating integrated solutions, we believe that it is important to offer a broad range of technical support services for our customers. Technical support consists of the following services:

   Training. We provide training to our customers on a per-product basis. Training services range from detailed technical tutorials on technology products to product configuration, management and administration training on end user products.

   Product Support and Maintenance. We can provide global coverage 24 hours per day, seven days per week with direct access to technicians and product support engineers on demand. In response to a high demand for expert-level, on-site product support, we offer an on-demand service staffed by highly competent product experts. Personnel primarily located in our California, Korea and Germany facilities provide product support. Customers subscribing for product support also receive software updates and maintenance releases. We typically issue software updates every six to twelve months.

   On-site Consulting. Our engineers travel to customer sites for an initially specified period and provide expert level consultation including additional system design, training, customization and development support.

   We typically warrant our products for 30 days. To date, we have not encountered any significant product warranty problems. See "Risk Factors--We Need to Develop New Products to be Successful" and "Our Software is Complex and Therefore is Prone to Bugs."

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

   Our current and prospective competitors offer a variety of solutions to address the telecommunications network management systems and management applications market. Each of our product lines has competitors as follows:

     WebResolve: Competitors are other providers of hosted exchange services such as Quintessent, Nightfire, as well as companies providing software solutions such as DSET and many of the large consulting firms such as Accenture, formerly Andersen Consulting, and Telcordia.

     e*ORB: Competitors are other embeddable ORB vendors, such as OIS and freeware such as TAO. We also face in-house developed technologies and in-house developed ORBs.

     Mediation Framework: Competitors are primarily internal software development organizations and large consulting firms. To a limited extent, there can be some competition from smaller companies include ONE and Trigon Technology Group.

     Network Management Professional Services Projects: Competitors are primarily internal software development organizations and to a lesser extent smaller companies such as ONE, TCSI and Trigon Technology Group.

     TMN Tools and Services: Competitors in this area have been greatly reduced. UH Communications could be considered a competitor.

   Many of our current and potential customers continuously evaluate whether to design, develop and support their own telecommunications network management systems and applications or purchase them from outside vendors. These customers have traditionally designed and developed their own software solutions internally for their particular needs and may therefore be reluctant to purchase products offered by independent vendors. We believe that a significant percentage of telecommunications network management solutions are still developed in-house. In addition, despite its limitations for deployment in public or very large enterprise networks, SNMP continues to serve as the de facto standard for managing enterprise data networks. As a result, we believe that we must continuously educate existing and prospective customers as to the advantages of open management technology versus internal, proprietary telecommunication network management systems and management applications.

   The global acceptance of our technologies could lead to increased competition as third parties develop telecommunications network management systems and management applications competitive with those offered by us. Any of these competitors may be able to respond more quickly than we do, with different technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products. There can be no assurance that our current or potential competitors will not develop products comparable or superior to those developed by us or adapt more quickly than we do to new technologies, evolving industry standards, new product introduction or changing customer requirements. See "Risk Factors--Our Markets are Very Competitive and Many of Our Competitors are Larger than We Are."

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

Sales, Marketing and Customers

   We market and sell our products and services through an internal sales and marketing organization that consisted of 31 people as of December 31, 2000. Our marketing efforts are focused on increasing awareness of Vertel, seeding the market with our newer technologies and positioning the company as the leading provider of CORBA software solutions. Our marketing programs have three primary goals: market education and awareness, sales effectiveness and product management. Our education and awareness activities include seminars, speaking engagements, sponsorship of conferences, articles in industry publications, participation in industry forums and working groups, and inclusion in market studies by leading industry analysts. In addition, to disseminate our marketing message and improve sales effectiveness, we use direct mail, advertising, presentations, demos, press releases, press/analyst tours, marketing literature, public relations, trade shows and a website. Our product management staff works with customers and industry experts to ensure that our products will satisfy market requirements.

   The sales cycle for our products is lengthy and often requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. As a result, we sell our products primarily through a direct sales organization of highly technical sales people. See "Risk Factors--Lengthy Sales Cycles Make Predictions of Revenues Difficult." Of the 31 people engaged in sales and marketing, 23 people belonged to our direct sales organization as of December 31, 2000.

   In 2000, we enabled a free evaluation download of our e*ORB software from our website with an active evaluation key that expires after 30 days. This allows prospective customers to evaluate our software within their applications before making a buying decision. In addition, we sell software through distributors and agents in certain other countries, and enable our customers through source code licenses to distribute our products in exchange for royalty payments.

   We typically transact business in U.S. currency worldwide. International sales totaled approximately $5,005,000 in 2000. See "Risk Factors--Our International Sales are Subject to Factors Outside of Our Control" and "Our International Sales are Subject to Currency Fluctuations."

   Historically, we have not had a license backlog because we can fill substantially all orders upon receipt of a firm purchase order.

Research and Product Development

   We have made substantial investments in the development of our products. We believe that our future success depends in large part on our ability to capitalize on our core technologies by developing applications that utilize them, enhance existing products, develop new products, maintain technological competitiveness and meet a wide range of customer needs. Accordingly, we intend to continue to make substantial investments in research and development for the foreseeable future. Overall product development efforts include:

   CORBA products. Our recently introduced e*ORB products represent the core of our product evolution. In 1999, the majority of our R&D investment in CORBA went into the commercialization of the e*ORB technology. Our 2000 development included the addition of value-added CORBA services to enhance our CORBA product portfolio as well as a Java edition and versions for Linux and the Palm Operating System. In addition, the technology at the core of the e*ORB product was used for management applications products. Continued future development of applications based on this core technology is planned.

   Mediation products. One such application which utilizes e*ORB at it's core is our Mediation Framework software solution. It was made commercially available in the spring of 2000. This software solution will also be enhanced as we add software adapters that mediate new protocols.

   Service Assurance exchange products. We will continue making investments in our exchange products, adding additional service assurance functionality.

   Customized Vertical Integration and Optimization. We believe that we are unique in providing a single-vendor, object-oriented, integrated implementation of OSI stacks, TMN agent and manager products, Q-adaption and MIB translation. Our product software modules can be tightly integrated and optimized for performance and efficient memory usage.

   Portability. Our products can be ported in network elements, on UNIX and NT platforms, in popular real-time operating systems (RTOS), in a wide range of client-server, fault-tolerant architectures and environments. These products provide encapsulations of the underlying communication network portation details, flexible OSI and transport stack interfaces and communication networks. Portability allows us to implement changes and enhancements to the core technology once and to host those changes to many environments simultaneously. Currently, we support five RTOSs, Solaris, HP-UX and Windows NT.

   Standards Conformance. Our implementations have successfully undergone many conformance tests in a variety of contexts and environments. Conformance testing guarantees that the standards have been implemented properly and enables interoperability to occur.

   Our research and development organization is located principally in San Diego, California and Poznan, Poland. As of December 31, 2000, our research and development group consisted of 44 people.

                                 RISK FACTORS

   Our Success is Dependent on Widespread, Timely Adoption of CORBA
Products. A significant portion of our software and services are CORBA-based. If a different protocol becomes the standard in the telecommunications industry, service providers are unlikely to purchase our CORBA products. Telecommunications service providers have historically depended on proprietary systems, which do not rely on any standards. While we invest substantial effort in encouraging service providers to adopt the CORBA products, we do not have direct control over this process and we cannot provide any assurance that CORBA will be adopted. Telecommunications service providers could adopt a competing standard or no standard at all. Similarly, they could adopt CORBA, but not do so within the timeframe that we expect them to. If telecommunications service providers adopt a standard other than CORBA, adopt CORBA but not in a timely way or fail to adopt any standard at all, our business, operating results, financial condition and strategic position would be materially adversely affected.

   The TMN Standard has not Been Widely Adopted in the U.S. or
Europe. Although popular in Asia, the TMN standard has not been widely adopted in the U.S. or Europe. In recent years, our revenues have depended primarily on products based on the TMN standard. In fiscal 2000, revenues from TMN products declined significantly more than we had anticipated. We believe that sales of TMN products will continue to decrease, although we are unable to predict the rate of decrease.

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

   We Expect Our Revenue to be Primarily from New Products. We expect that new products and related services will account for a substantial portion of our revenues in the foreseeable future. Since we expect to rely less on existing products for revenue, factors adversely affecting the pricing of or demand for our newer Mediation and CORBA related software solutions and our WebResolve services, such as competition for new products or lack of customer acceptance, could have a disproportionately adverse effect on our business, operating results and financial condition.

   Part of our Success is Dependent Upon the Adoption of Service Bureaus. Part of our success is dependent upon the adoption of service bureaus and Application Service Providers (ASP) as a way for telecom service providers to exchange sensitive service assurance information, instead of developing customized point-to-point gateways. Demand for our WebResolve services may not materialize if these service bureaus are not adopted as a way to conduct this part of their business.

   We Face Competition from Proprietary Solutions and Freeware. In a tightening economy, potential customers may be reluctant to purchase our products and services, instead choosing to rely on internally developed, proprietary solutions or freeware. Even though these solutions are not supported and have higher long-term development costs, they could pose a threat to us, particularly our Mediation Framework and CORBA-based product lines.

   Future Revenues are Dependent Upon Successful Customer Development and Deployment. Our business model for our e*ORB, Mediation Framework and TMN products is dependent upon the successful development and deployment by our customers of their products which incorporate our technology. Some customers may get access to our software and then decide not to use it for their product development. Even if our software is utilized in our customers' product development, the end products may not be successful when brought to market. Anticipated future royalty revenues may not materialize if successful deployment does not occur.

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

   Our Products are Targeted at Undeveloped Markets; Our Success Depends on their Maturation. As part of our corporate strategy, we have targeted product markets that are in the early stage of their development, including the CORBA market. If these markets do not mature as we expect them to, we will not have the growth opportunities we currently hope for. We believe that the CORBA applications market will take years to develop and that development of this market will require: (1) a sufficient number of high quality, commercially successful communications applications based on CORBA, and (2) the availability of software infrastructure products that allow telecommunications equipment manufacturers and service providers to implement our CORBA products in their products. There can be no assurance that these conditions will be met in a timely way, if at all. We cannot predict the size of the market or the rate at which the market will grow and if the markets fail to grow, grow more slowly than anticipated, or become saturated with competitors, our business, financial condition and results of operations would be materially adversely affected.

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

  . the number, timing and significance of new product and product enhancement announcements by ourselves and/or our competitors;

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

   Lengthy Sales Cycles Make Predictions of Revenues Difficult. Our sales cycle is subject to a number of significant delays over which we have little control. Therefore, significant delays in implementation, or delays in purchases by customers, whether or not such delays are within our control, could materially adversely affect our business, operating results and financial condition. Our products are complex and generally involve significant investment decisions after extended evaluations by prospective customers. Accordingly, we must engage in a lengthy sales cycle to provide a significant level of education regarding the use and benefits of our products and services to potential customers. Our customers often must secure executive level approval to license our products or procure services and our license and service agreements often involve lengthy negotiation. In addition, the implementation of our software products involves a significant commitment by customers over an extended period of time.

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

   Our Markets are Very Competitive and Many of Our Competitors are Larger than We Are. We experience significant competition in each of our product lines from various competitors, who are both larger and smaller than we are. The larger current and potential competitors, such as Accenture, Compaq, DSET, Hewlett-Packard, IBM, Microsoft, Sun Microsystems, TCSI, Telecordia and Wind River Systems and major telecommunication vendors such as AT&T, all have longer operating histories and greater financial, technical, sales, marketing and other resources than we do. There can be no assurance that we will be able to identify, develop, manufacture, market or support products successfully or that we will be able to respond effectively to technological changes or product announcements by our competitors. Moreover, our current and potential competitors may respond more quickly to new or emerging technologies or changes in customer requirements. In addition, as the market develops, a number of companies with significantly greater resources than us could attempt to increase their presence in the market by acquiring or forming strategic alliances with our competitors resulting in increased competition. There can be no assurance that we will be able to compete successfully with these competitors.

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

   Our Stock May be Delisted. The Nasdaq Stock Market has announced a policy of delisting securities that trade below the price of $1.00 per share for more than 30 consecutive trading days. Our stock price occasionally approached $1.00 in 2000. If the price of our common stock falls below $1.00 and our common stock is subsequently delisted our shares would become highly illiquid. In addition, we could spend material financial and management resources in an attempt to avoid delisting.

   Our International Sales are Subject to Factors Outside of Our
Control. Sales to customers outside of the United States accounted for a substantial portion of our net revenues for 2000, 1999 and 1998 and we expect that international sales will continue to be a significant portion of our business. International sales and operations are subject to many factors outside of our control, such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political instability, trade restrictions and tariffs. Furthermore, because we have to maintain sales offices in different countries in order to make these sales, our management must address differences in regulatory environments and cultures. If we are unable to address these differences successfully our business, financial condition and results of operations would be adversely affected.

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

Employees

   As of December 31, 2000 we employed 145 people, of whom 44 were primarily engaged in research and development activities, 30 in professional services activities, 31 in sales and marketing activities, 14 in technical support and related activities, 9 in WebResolve services, and 17 in general management, administration and finance. We have no collective bargaining agreements with our employees. We believe that we maintain competitive compensation, benefit, equity participation and workplace policies that assist in attracting and retaining qualified employees. We believe that our future success will depend, in part, on our ability to attract and retain qualified personnel. We have experienced no work stoppages and believe that our employee relations are good.

ITEM 2. PROPERTIES

   Our principal administrative, sales and marketing, and support facilities are located in Woodland Hills, California. Our principal research and development facilities are located in San Diego, California and Poznan, Poland. Our headquarters and primary operations consist of approximately 22,000 square feet under a lease that will expire in January 2002. Our field sales, research and development, and service offices worldwide, exclusive of our headquarters, consist of leased office space totaling approximately 32,000 square feet with leases expiring between 2001 and 2003. We believe that our existing facilities are adequate for our presently foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

   Neither Vertel Corporation nor any of our subsidiaries is a party to, nor is their property the subject of, any material pending legal proceeding. We may, from time to time, become a party to various legal proceedings arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

Market Information

   Our Common Stock is traded on The Nasdaq Stock Market under the symbol VRTL. Prior to April 1998, we were known as Retix and traded under the symbol RETX. The low and high closing sales prices for our stock during each quarterly period in the two fiscal years ended December 31, 2000 and 1999 are as follows:

                                          2000 Fiscal Quarters Ended
                                        ---------------------------------------
                                        March 31  June 30     Sept 30    Dec 31
                                        --------  -------     -------    ------
     Low bid...........................   $  7     $11 13/16   $ 5 5/8    $1 5/16
     High bid..........................   $47 1/8  $ 23        $17 3/16   $9 9/32

                                         1999 Fiscal Quarters Ended
                                       ---------------------------------------
                                       March 31    June 30   Sept 30    Dec 31
                                       --------    -------   -------    ------
     Low bid..........................   $1 9/32     $1 9/32   $1 3/4    $1 3/16
     High bid.........................   $2 13/32    $2 1/4    $2 31/32  $ 9

   There were 370 shareholders of record on March 20, 2001 and the closing market price per share for our common stock on The Nasdaq Stock Market was $1.56.

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

                      Selected Consolidated Financial Data
                       Five Years Ended December 31, 2000

                                          Years Ended December 31,
                                  --------------------------------------------
                                   2000     1999     1998      1997     1996
                                  -------  -------  -------  --------  -------
                                   (in thousands, except per share data)
Consolidated Statements of
 Operations:
Net revenues:
 License........................  $ 9,578  $12,359  $12,564  $ 12,590  $11,714
 License-related party..........      --       --       737       --       --
 Service and other..............    6,820    7,456    5,066     5,887    4,443
                                  -------  -------  -------  --------  -------
   Net revenues.................   16,398   19,815   18,367    18,477   16,157
                                  -------  -------  -------  --------  -------
Cost of revenues:
 License........................      835    1,595      816       876    1,059
 Service and other..............    5,420    5,726    4,784     4,845    3,010
                                  -------  -------  -------  --------  -------
   Total cost of revenues.......    6,255    7,321    5,600     5,721    4,069
                                  -------  -------  -------  --------  -------
Gross profit....................   10,143   12,494   12,767    12,756   12,088
                                  -------  -------  -------  --------  -------
Operating expenses:
 Research and development.......    5,170    7,319    6,639     5,600    5,461
 Sales and marketing............    6,978    8,194    6,389     6,590    6,532
 General and administrative.....    3,512    4,307    3,014     3,719    3,223
 G&A non-employee stock
  compensation..................      553      192      --        --       --
 Goodwill amortization..........      952      754      --        --       --
 Restructuring expense
  (benefit).....................      --       641      --      1,513     (197)
                                  -------  -------  -------  --------  -------
   Total operating expenses.....   17,165   21,407   16,042    17,422   15,019
                                  -------  -------  -------  --------  -------
Operating loss from continuing
 operations.....................   (7,022)  (8,913)  (3,275)   (4,666)  (2,931)
Other income, net...............    1,909      727   10,998       171      591
                                  -------  -------  -------  --------  -------
Income (loss) from continuing
 operations before provision for
 income taxes...................   (5,113)  (8,186)   7,723    (4,495)  (2,340)
Income tax benefit (provision)..     (147)     427     (446)      --       --
                                  -------  -------  -------  --------  -------
Income (loss) from continuing
 operations.....................   (5,260)  (7,759)   7,277    (4,495)  (2,340)
Loss from discontinued
 operations.....................      --       --       --     (6,415)  (1,501)
                                  -------  -------  -------  --------  -------
Net income (loss)...............   (5,260)  (7,759)   7,277   (10,910)  (3,841)
Other comprehensive income
 (loss).........................     (262)     (40)     425       (42)    (328)
                                  -------  -------  -------  --------  -------
Net comprehensive income
 (loss).........................  $(5,522) $(7,799) $ 7,702  $(10,952) $(4,169)
                                  =======  =======  =======  ========  =======
Basic net income (loss) per
 common share:
Income (loss) from continuing
 operations.....................  $ (0.19) $ (0.31) $  0.31  $  (0.21) $ (0.12)
Loss from discontinued
 operations.....................      --       --       --      (0.31)   (0.07)
                                  -------  -------  -------  --------  -------
   Net income (loss)............  $ (0.19) $ (0.31) $  0.31  $  (0.52) $ (0.19)
                                  =======  =======  =======  ========  =======
Diluted net income (loss) per
 common share:
Income (loss) from continuing
 operations.....................  $ (0.19) $ (0.31) $  0.29  $  (0.21) $ (0.12)
Loss from discontinued
 operations.....................      --       --       --      (0.31)   (0.07)
                                  -------  -------  -------  --------  -------
   Net income (loss)............  $ (0.19) $ (0.31) $  0.29  $  (0.52) $ (0.19)
                                  =======  =======  =======  ========  =======
Consolidated Balance Sheet Data:
Working capital.................  $10,624  $ 9,514  $19,345  $  6,401  $15,338
Total assets....................   20,809   23,827   28,317    13,731   23,622
Long term obligations, less
 current portion................      --       --       --        --       236
Shareholders' equity............   15,842   16,882   22,172     7,733   17,602

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

   We are a provider of telecommunications software and middleware in the form of products and services for network management applications and telecommunications devices. We develop, market, and support vertically integrated, object oriented software solutions for the management of public telecommunications networks. Our solutions cover the Telecommunications Management Network (TMN) market and the emerging Common Object Request Broker Architecture (CORBA) telecommunications market. Our TMN products are based upon the International Telecommunications Union's TMN standard and support network operation and management over diverse transmission media and protocols. We believe that we offer the only commercially available, fully interoperable suite of products and tools that span the network element, element management, network management and service management layers of the TMN model. Our CORBA software products (e*ORB) are designed to enable Operations Support Systems (OSS) and network infrastructure to integrate in ways which will accelerate network and service deployment and provide for the transition from TMN managed networks to CORBA solutions. Our CORBA software also provides command and control software infrastructure for telecommunications hardware and systems. The Vertel Mediation Framework (Mediation Framework) software product is used to simplify and accelerate the integration of network infrastructure with telecom OSS infrastructure. We offer embedded software for network equipment and software solutions to allow telecommunications service providers to integrate proprietary, Simple Network Management Protocol (SNMP), TMN, and CORBA-based network management systems with standards-based solutions. In addition, we offer object oriented software platforms that facilitate the rapid development of network and service management applications and features such as fault detection and automatic response, remote improvement of network configuration, automation of accounting and billing functions and optimization of network traffic and security.

   In September 2000, we announced plans to offer a new set of services based on our Mediation Framework. These web-based hosted services, known as WebResolve, are designed to automate service assurance functions for telecommunications providers. Costs of approximately $900,000 relating to the introduction of WebResolve are included in the 2000 financial statements. However, we do not expect any material revenues from WebResolve until the second half of 2001.

   We also provide professional services, such as turnkey management solutions, in addition to product integration and product application services. Our professional services include system analysis and design, source code portation and interface, custom application development, conformance and certification testing and technical support services.

   We sell products and services primarily through a direct sales force in the United States and abroad and, in certain territories, through third party agents. Our customers include telecommunications service providers and their customers, network equipment manufacturers, independent software developers and software platform vendors.

   We derive revenue primarily from software license fees, royalties and services, including professional services, technical support and maintenance. Software license fees consist primarily of licenses of our software products. We recognize software license revenue based on the American Institute of Certified Public Accountants Statement of Position No. 97-2, as amended. Our software license agreements generally do not provide for a right of return. We maintain reserves for returns and potential credit losses, neither of which has had a material effect on our results of operations or financial condition through December 31, 2000.

   Pursuant to our license agreements, licensees may distribute binary or embedded versions of our software in our licensees' products. Royalties or runtime revenues become due upon shipment of products containing the binary or embedded code. Generally, software license royalty revenue is recognized upon notification by our licensee that products incorporating our software have been shipped by our licensee or, for customers for which we have sufficient historical information, upon estimated amounts which we expect the customer to report.

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

   Our technical support services consist of product support and maintenance, training and on-site consulting. Product support and maintenance fees have constituted the majority of technical support and service revenue. Product support and maintenance fees are recognized on a straight-line basis over the term of the contract, which is generally twelve months. Other revenue from training and on-site consulting is recognized as performed.

Results of Operations

   The following table sets forth certain items from our Statement of Operations as a percentage of net revenues:

                                                          Years Ended
                                                         December 31,
                                                       ---------------------
                                                       2000    1999    1998
                                                       -----   -----   -----
     Net revenues..................................... 100.0 % 100.0 % 100.0 %
     Cost of revenues.................................  38.1    36.9    30.5
                                                       -----   -----   -----
     Gross margin.....................................  61.9    63.1    69.5
     Operating expenses:
       Research and development.......................  31.5    36.9    36.1
       Sales and marketing............................  42.6    41.4    34.8
       General and administrative.....................  21.4    21.7    16.4
       General and administrative non-employee stock
        compensation..................................   3.4     1.0     --
       Goodwill amortization..........................   5.8     3.8     --
       Restructuring expense..........................   --      3.2     --
                                                       -----   -----   -----
         Total operating expenses..................... 104.7   108.0    87.3
                                                       -----   -----   -----
     Operating loss from continuing operations........ (42.8)% (44.9)% (17.8)%
                                                       =====   =====   =====

Overview

   Fiscal 2000 was a transition year for Vertel. We experienced declining revenues from our traditional TMN-based products that had generated most of our revenues in the past. The TMN standard is being superseded by new technology far more quickly than we had anticipated. Also, our international sales continued to face the challenge of a strong dollar, making our products more expensive for our Asian and European markets which in part contributed to lower sales in those markets.

   At the same time, however, we moved forward aggressively with a new generation of products that have met with good market acceptance. Our e*ORB and Mediation Framework software products have been licensed by Alcatel, Lucent, Motorola, Nokia and the U.S. Department of Defense, among others. Our Professional Services Unit (PSU) revenues increased over the prior year in total, but were lower in the second half of the year reflecting the overall downturn in spending within the telecommunications industry. Late in the year we announced WebResolve, which has received positive feedback and may find a larger potential market than we first predicted.

   We had expected that our older TMN-based technologies would generate sufficient revenue in 2000 to allow us time to begin to benefit from anticipated future revenue streams from our new technologies. However, most of our customers are still in the development stage with new products utilizing e*ORB. We anticipate increased revenue from e*ORB and our Mediation Framework from royalties as customers actually deploy products that include our software. Therefore, revenues from our new products in 2000 were not sufficient to make up for steeper revenue declines in our older TMN-based products than we had anticipated. It also remains difficult to predict the timing of such revenues because we do not yet have a representative sample of customers who have completed the sales and development cycle and have moved on to the deployment phase.

   Notwithstanding revenue declines, benefits from our cost-cutting program implemented in October 1999 helped us to reduce our operating loss by 21% compared to 1999.

   Our outlook for 2001 is optimistic. We believe demand for our new products will increase. Our products facilitate communication between telecommunications network software and wireless handheld products and network-based servers, and make connections between otherwise incompatible telecom software and support software for billing and customer service possible. Our new WebResolve speeds the process of identifying performance failures in services provided by traditional telecommunication and emerging service providers such as Internet service providers, so that problems can be corrected promptly. We believe the market for these products is good and that we have reorganized the way we develop and market these products so that we can serve this market in an increasingly cost-effective way. We recognize that we must constantly update our products and continue to keep a tight control on costs.

   Net Revenues. Net revenues declined 17.2% in 2000 to $16,398,000 from $19,815,000 in 1999, with lower revenues in both the license and service and other segments. The decline followed a 7.9% increase in net revenues in 1999 compared to net revenues of $18,367,000 in 1998. License revenue declined in 1999 as well as 2000, but was offset in 1999 by higher revenues from professional service contracts and maintenance. Sales to customers outside the United States comprised approximately 30.5%, 48.6% and 40.3% respectively of net revenues in 2000, 1999 and 1998. We have historically reported a high percentage of sales to such customers and expect international sales to continue to be significant to our business. International sales in 2000 were hurt by the continued strong dollar against Asian and European currencies, which reduced our sales abroad. If the dollar strengthens significantly, we may not be able to remain competitive in Asian and/or European markets. In addition, even if currency conditions are favorable, our sales cycle is usually lengthy and results in quarterly fluctuations between geographic markets. Finally, any political or economic turmoil in our major Asian markets (China, Japan and Korea) could impact future sales in the affected area.

   License. License revenues consist primarily of license fees and royalties derived from software products, including TMN-based products and new offerings such as e*ORB and Mediation Framework. Historically license revenues have accounted for a substantial portion of total revenue. In 2000, license revenues declined 22.5% to $9,578,000 from $12,359,000 in 1999, accelerating a 7.1% decline from $13,301,000 in 1998. The decline in 2000 was due primarily to lower TMN product revenues due to technological changes in the telecommunications industry and to lower revenues from legacy CORBA products as we concentrated our development and sales efforts on the higher performance e*ORB product line. While we expect to continue to sell TMN-based software, particularly in Asia and the Pacific Rim, we expect that these products will be phased out over time as new technology such as e*ORB and Mediation Framework takes its place. License revenues from new products helped to mitigate the decline in license revenues. The decrease in license revenues in 1999 was due primarily to an unusual comparison with a stronger performance in 1998, when we recognized significant licensing fees from a semi-exclusive licensing contract for our Aeronautical Telecommunications Network (ATN) Router ($1,000,000), from licensing revenues in connection with our sale of our CDPD and pACT technologies ($800,000), revenues from our ATN and CDPD product lines in the first half of the year prior to their sale ($550,000) and a one-time fee for a license to a related party ($737,000). The decline in 1999 was partially offset by Expersoft licensing revenues recognized in 1999 ($2,200,000).

   Service and Other. Service and other revenues consist primarily of professional services, maintenance, technical support, non-recurring engineering projects, training and other revenues. Revenues for this segment declined 8.5% in 2000 to $6,820,000 from $7,456,000 in 1999. The decline resulted from lower software maintenance revenues ($631,000), primarily due to non-renewal of maintenance contracts on older or discontinued products and lower non-recurring engineering services revenues ($476,000). The decline was partially offset by higher professional service revenues ($497,000) resulting primarily from higher utilization of professional service personnel. Service and other revenues increased 47.2% in 1999 from $5,066,000 1998 as a result of higher professional service revenues ($1,583,000) and higher maintenance revenues ($1,115,000), arising primarily from the acquisition of Expersoft. The increase was partially offset by lower non-recurring engineering services revenues.

   Our professional services revenues are dependent on a limited number of consulting contracts from both new and existing customers. During the second half of 2000, we experienced a decrease in professional services revenues due to the slowdown in spending within the telecommunications sector. Any continued economic slowdown may lead to deferrals or elimination of such contracts which would adversely impact our personnel utilization and operating results. Additionally, during 2000, we made significant investments in launching WebResolve which is designed to automate service assurance functions for telecommunications providers. A continued economic slowdown may result in a delay or elimination of contracting with new customers which would adversely impact future operating results.

   Cost of Revenues--License. Cost of license revenues consists primarily of royalty fees paid for third party software incorporated in our products, the cost of reproduction of our software and user documentation, and delivery of software. Cost of license revenues decreased 47.6% in 2000 to $835,000, or 8.8% of license revenue. The improvement was primarily the result of the comparison to unusually high cost of license revenues in 1999, resulting from two non-recurring items. In 1999, we made a one-time payment of $150,000 required under a third party license agreement related to our Trader Service CORBA product and recorded costs of an Expersoft license transaction valued at $402,000, of which $385,000 in costs and estimated earnings had accrued to Expersoft prior to its acquisition by Vertel. The 1999 cost of license revenues of $1,595,000 increased $779,000, or 95.5%, from $816,000 in 1998. We anticipate that changes in pricing structures and distribution strategies may occur and that license revenue margins can be expected to continue to fluctuate and could decline in future years.

   Cost of Revenues--Service. Cost of service revenues consists primarily of costs associated with performing professional consulting services, software maintenance and customer technical support such as telephone support, training services and non-recurring engineering services. In 2000 these costs included approximately $650,000 related to the introduction of WebResolve. Cost of service revenues was $5,420,000, $5,726,000 and $4,784,000 for 2000, 1999 and
1998, respectively, representing 80%, 76% and 94% of service revenues respectively. The higher percentage of cost of service revenues in 2000 compared to 1999 primarily resulted from expenses relating to the introduction of WebResolve. The decrease in percentage of cost of service revenues in 1999 from 1998 was due to the increase in professional service revenue, improved operational efficiencies in our professional services unit and improved maintenance margins due to the addition of Expersoft's maintenance customers. We expect to hire additional consulting personnel in 2001 in anticipation of additional consulting service contracts and to staff WebResolve. To the extent that new consulting service contracts do not materialize or WebResolve does not generate anticipated revenue, our future profit margins from services would be adversely impacted.

   Research and Development. The major components of R&D expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, cost of facilities and depreciation of capital equipment, which consists primarily of computer and test equipment. In some cases, R&D costs for non-recurring engineering projects are reimbursed by customers.

   We have historically invested heavily in research and development. However, total R&D expenses declined 29.4% in 2000 to $5,170,000 from $7,319,000 in 1999 and also decreased as a percentage of revenue to 31.5% in 2000 from 36.9% in 1999. The decline was primarily the result of a restructuring plan announced in October 1999, which reduced our overall workforce by 20%, of which the TMN product development staff in the United States accounted for approximately half of the total workforce reduction. We moved the remaining TMN product development function to our Poland operations where costs are lower. Payroll, consulting, recruiting and related costs therefore were reduced ($2,070,000). The percentage decline from 1999 was also a result of the comparison to 1999, in which we had higher costs from a non-recurring expense for development software ($75,000), the expense of Expersoft's product development organization ($1,659,000) as well as a lower charge-back to cost of revenues for non-recurring engineering services ($379,000). Our R&D expenses in 1999 of $7,319,000 represented 36.9% of revenue, a slight increase from 36.1% in 1998, when R&D expenses were $6,639,000.

   We expect to continue to make investments at approximately the current level in the development of new products and feature enhancements to existing product lines but changes in net revenues of future quarters could influence expenditures in future periods. Since the restructuring, our R&D expenditures are concentrated in the areas of CORBA product development (primarily e*ORB product) and related application services and our Mediation Framework which is designed for the integration of telecom Operation Support Systems and the underlying network equipment management systems.

   Sales and Marketing. Sales and marketing expenses consist primarily of personnel and associated costs related to selling and marketing, including trade shows and other promotional costs. We believe that substantial sales and marketing expenditures are essential to developing opportunities for revenue growth and sustaining our competitive position. However, sales and marketing expenses were reduced 14.8% in 2000 to $6,978,000 from $8,194,000 in 1999, primarily as a result of our personnel reduction in late 1999 and consequent reductions in associated payroll, commissions, recruiting, relocation and travel costs ($1,210,000). We maintained our spending on trade shows and incurred marketing costs related to the introduction of WebResolve, both of which partially offset the reductions. As a percentage of revenues, sales and marketing expenses increased in 2000 to 42.6% from 41.4% in 1999.

   Sales and marketing expenses in 1999 had increased 28.3% from $6,389,000 in 1998, when they comprised 38.4% of revenues. The increase in 1999 was due primarily to increased personnel and associated payroll, commission, recruiting, relocation and travel costs ($1,143,000), as well as higher consulting ($33,000), trade show ($150,000), public relations ($82,000), advertising expenses ($33,000) and the addition of expenses of Expersoft's sales and marketing organization ($374,000).

   General and Administrative. General and administrative expenses consist primarily of salaries, employee benefits and other related expenses of administrative, executive and financial personnel as well as professional fees and investor relations costs. General and administrative expenses decreased 18.5% to $3,512,000 in 2000 from $4,307,000 in 1999 primarily due to lower payroll and facility costs ($759,000). The decline was partially offset by increased investor relations ($75,000) costs primarily due to a larger number of shareholders in 2000. General and administrative expenses increased 42.9% in 1999 from $3,014,000 in 1998, primarily due to the addition of Expersoft's general and administrative organization ($1,022,000) and increased professional and consulting fees ($344,000). These increases were partially offset by lower recruiting fees ($53,000).

   General and Administrative--Non-employee Stock Compensation. Non-employee stock compensation resulted in $553,000 in expenses in 2000, an increase of 188.0% from $192,000 in 1999. The charges reflect the value of stock options held by non-employee directors which became fully vested during the year, while the charge in 1999 was a non-recurring charge related to the value of stock options granted to three former officers in January 1999. There were no such charges in 1998.

   Goodwill Amortization. Goodwill amortization for 2000 was $952,000 compared to $754,000 in 1999 and zero in 1998. Goodwill resulted from the purchase of Expersoft in March of 1999 and is being amortized over five years at approximately $238,000 per quarter.

   Restructuring Expense. In October 1999, we announced a restructuring plan designed to reduce operating costs. We reduced our overall workforce at that time by approximately 20%. The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 1999 were $764,000 and included costs of employee severance pay and the costs of vacating a portion of a facility. Of these costs, $246,000 was paid in 1999 and $470,000 was paid in 2000. At December 31, 2000, facility reserves totaled $48,000. Additionally, during the third and fourth quarters of 1999, we recognized a benefit of $123,000, on the reversal of restructuring reserves originally recorded in 1995 and 1997, resulting in a net restructuring expense recorded for fiscal 1999 of $641,000. There was no restructuring benefit or expense recorded in 2000.

   Operating Loss. We incurred losses from operations of $7,022,000 in 2000 and $8,193,000 in 1999. The decrease in loss from operations in 2000 was due to lower operating expenses, although this improvement was partially offset by lower revenues and the resulting lower gross profit. The increased loss from operations in 1999 as compared to the operating loss of $3,275,000 in 1998 was due to a combination of lower margins and higher operating expenses.

   Other Income, Net. In 2000, other income net increased 163% to $1,909,000 compared to $727,000 in 1999 and $10,998,000 in 1998. Other income, net in 2000 consisted primarily of a non-recurring gain on the sale of our remaining equity interest in Systems Wizards ($961,000), interest income ($713,000), net sub-lease income ($97,000) and a gain on the early termination of a capital lease ($55,000). Other income, net in 1999 consisted primarily of interest income ($675,000). Other income, net in 1998 consisted primarily of the gain on sale ($7,661,000) in December 1998 of our holdings of Series B and Series C preferred stock in Sonoma Systems (a former subsidiary), the non-recurring gain on the sale of our CDPD and pACT technologies ($2,200,000), a non-recurring gain of approximately $600,000 to reflect curtailment of a non-U.S. pension plan that previously covered our Irish employees, a non-recurring gain on the sale of a certain software library and the assignment of certain assets and liabilities of our ATN operations ($437,000) and interest income ($417,000).

   Provision for Income Taxes. In 2000, we recorded a provision for income taxes of $147,000, consisting primarily of non-US taxes. We recorded a benefit for income taxes of $427,000 in 1999 due to the expiration of certain tax contingencies. In 1998, we recorded a provision for income taxes of $446,000 on pre-tax income from operations of $7,723,000. No income tax benefit was recognized on pre-tax losses from operations of $5,113,000 and $8,186,000 in 2000 and 1999, respectively. Our 1998 tax provision was positively impacted by the utilization of approximately $4,426,000 of net operating losses carried forward from prior years. Deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates. A valuation allowance equal to the total amount of our net deferred tax assets of $42,132,000 at December 31, 2000 has been established. The net deferred tax assets might be realized to the extent that we operate profitably in the future during the respective carryforward periods.

Liquidity and Capital Resources

   Net cash used by operating activities during 2000 was $1,160,000 compared to $7,308,000 used by operating activities in 1999 and $1,755,000 generated from operating activities during 1998. The negative cash flow from operations in 2000 was comprised primarily of a loss from continuing operations ($5,260,000), cash payments for restructuring expenses ($391,000), decreases in deferred revenue ($530,000) and accrued wages and related liabilities ($523,000). These amounts were partially offset by decreases in accounts receivable ($2,786,000) and non-cash depreciation and amortization ($2,376,000) and non-cash stock-based compensation ($553,000). The negative cash flow from operations in 1999 was comprised primarily of a loss from continuing operations ($7,759,000) and increases in accounts receivable ($1,611,000) and deferred revenue ($561,000). These amounts were partially offset by non-cash depreciation and amortization ($2,184,000) and non-cash stock-based compensation ($368,000). The cash generated from operating activities in 1998 was primarily the result of the proceeds from the sale of our CDPD and pACT technologies ($2,000,000), non-cash depreciation and amortization ($1,124,000), a decrease in accounts receivable ($360,000) and prepaid expenses and other current assets ($594,000) and an increase in accrued taxes ($310,000). These amounts were partially offset by payments in 1998 of restructuring expenses that were accrued in 1997 ($1,263,000).

   Net cash provided by investing activities was $4,160,000 in 2000, net cash used for investing activities was $9,318,000 for 1999 and net cash provided by investing activities was $7,881,000 in 1998. The net cash provided by investing activities in 2000 resulted from net sales of short-term investments ($4,581,000) and proceeds from the sale of equity securities ($512,000), which was offset by purchases of property and equipment ($925,000). The net cash used for investing activities in 1999 was primarily due to net purchases of short-term investments ($4,699,000), purchases of property and equipment ($1,797,000) and cash paid for the acquisition of Expersoft, net of cash acquired ($2,934,000), partially offset by a decrease in other assets of $112,000. The net cash provided in 1998 was primarily due to the sale of our holdings of Series B and Series C Preferred Stock of Sonoma Systems ($10,093,000) which was partially offset by purchases of property and equipment ($1,161,000) and net purchases of short-term investments ($978,000).

   Net cash provided by financing activities was $3,904,000, $1,145,000, and $3,338,000 for 2000, 1999 and 1998, respectively. The net cash provided in 2000 was due to the exercise of stock options under our stock option plans ($3,930,000), which was partially offset by payments of capital lease obligations ($26,000). Net cash provided in 1999 was due to the exercise of stock options under the employee stock option plans ($1,760,000) and was partially offset by payments of capital lease obligations ($615,000). Net cash provided in 1998 was primarily due to the private placements of Common Stock ($2,971,000) and the exercise of stock options under the employee stock option plans ($341,000).

   No net cash was provided by or used for discontinued operations in 2000 or 1999. Net cash provided by discontinued operations was $281,000 in 1998.

   We believe that cash and short-term investment balances ($11,923,000 at December 31, 2000) will be sufficient to meet our liquidity requirements for the next twelve months. From time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any such acquisitions or investments may require additional capital resources.

   At December 31, 2000 our long-term liquidity needs consisted principally of operating lease commitments related to facilities and office equipment.

European Monetary Union

   In January 1999, eleven European countries, including France and Germany, where we maintain operations, implemented a single currency (the "Euro") to replace their separate currencies. While transactions may still be consummated in the individual currencies of the member countries until July 2002, we will be required to, and are currently in the process of, implementing modifications to our payroll and benefits systems as well as our contracts and other obligations in order to accommodate the Euro. We do not currently believe that we will incur a material financial expense in connection with such modifications. The introduction of the Euro presents certain risks for us including risks associated with our reduced ability to adjust pricing of our products based on local currencies, fluctuations in the Euro based on economic turmoil in countries other than those in which we do business and other risks normally associated with doing business in international currencies, any of which could have an adverse effect on our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 (a) Quantitative Information About Market Risk.

   Vertel's exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and investment risk. As of December 31, 2000, we had $10,827,000 of cash and cash equivalents and $1,096,000 of short-term investments with a weighted average variable rate of 6.44% and 6.69%, respectively. As of December 31, 1999, we had $3,974,000 of cash and cash equivalents and $5,677,000 of short-term investments with a weighted average variable rate of 4.19% and 6.04%, respectively.

   At December 31, 2000 we had no short or long-term debt. At December 31, 1999 we had $26,000 of short-term fixed rate debt.

 (b) Qualitative Information About Market Risk

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

   We mitigate default and interest rate risk by investing in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor and by placing our portfolio under the management of professional money managers who invest within specified parameters established by the Board of Directors. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               VERTEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $ 10,827  $  3,974
  Short-term investments...................................    1,096     5,677
  Trade accounts receivable (net of allowances of $536 for
   2000 and $486 for 1999).................................    3,453     6,289
  Prepaid expenses and other current assets................      215       519
                                                            --------  --------
    Total current assets...................................   15,591    16,459
Property and equipment, net................................    1,111     1,638
Investments................................................      759     1,437
Goodwill ..................................................    3,034     3,987
Other assets...............................................      314       306
                                                            --------  --------
                                                            $ 20,809  $ 23,827
                                                            ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $    669  $    931
  Accrued wages and related liabilities ...................    1,149     1,672
  Capital lease obligations................................      --         26
  Accrued restructuring expenses ..........................       48       439
  Accrued taxes payable....................................      480       483
  Other accrued liabilities................................    1,530     1,773
  Deferred revenue.........................................    1,091     1,621
                                                            --------  --------
    Total liabilities......................................    4,967     6,945
                                                            --------  --------
Shareholders' equity:
  Preferred stock, par value $.01, 2,000,000 shares
   authorized; none issued and outstanding.................
  Common stock, par value $.01, 50,000,000 shares
   authorized; shares issued and outstanding: 2000,
   28,326,285; 1999, 26,246,531............................      283       262
  Additional paid-in capital...............................   86,510    82,049
  Accumulated deficit......................................  (70,502)  (65,242)
  Accumulated other comprehensive loss.....................     (449)     (187)
                                                            --------  --------
    Total shareholders' equity.............................   15,842    16,882
                                                            --------  --------
                                                            $ 20,809  $ 23,827
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                          Years ended
                                                         December 31,
                                                    -------------------------
                                                     2000     1999     1998
                                                    -------  -------  -------
Net revenues:
  License.......................................... $ 9,578  $12,359  $12,564
  License-related party............................     --       --       737
  Service and other................................   6,820    7,456    5,066
                                                    -------  -------  -------
    Net revenues...................................  16,398   19,815   18,367
                                                    -------  -------  -------
Cost of revenues:
  License..........................................     835    1,595      816
  Service and other................................   5,420    5,726    4,784
                                                    -------  -------  -------
    Total cost of revenues.........................   6,255    7,321    5,600
                                                    -------  -------  -------
Gross profit.......................................  10,143   12,494   12,767
                                                    -------  -------  -------
Operating expenses:
  Research and development.........................   5,170    7,319    6,639
  Sales and marketing..............................   6,978    8,194    6,389
  General and administrative.......................   3,512    4,307    3,014
  General and administrative non-employee stock
   compensation....................................     553      192      --
  Goodwill amortization............................     952      754      --
  Restructuring expense............................     --       641      --
                                                    -------  -------  -------
    Total operating expenses.......................  17,165   21,407   16,042
                                                    -------  -------  -------
Operating loss.....................................  (7,022)  (8,913)  (3,275)
Other income, net..................................   1,909      727   10,998
                                                    -------  -------  -------
Income (loss) before provision for income taxes....  (5,113)  (8,186)   7,723
Income tax benefit (provision).....................    (147)     427     (446)
                                                    -------  -------  -------
Net income (loss)..................................  (5,260)  (7,759)   7,277
Other comprehensive income (loss)..................    (262)     (40)     425
                                                    -------  -------  -------
Comprehensive income (loss)........................ $(5,522) $(7,799) $ 7,702
                                                    =======  =======  =======
Basic net income (loss) per common share........... $ (0.19) $ (0.31) $  0.31
                                                    =======  =======  =======
Diluted net income (loss) per common share......... $ (0.19) $ (0.31) $  0.29
                                                    =======  =======  =======
Weighted average shares outstanding used in net
 income (loss) per common share calculations:
  Basic............................................  27,833   25,425   23,321
  Diluted..........................................  27,833   25,425   24,698

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                     Accumulated
                            Common Stock     Additional                 Other
                          ------------------  Paid-In   Accumulated Comprehensive    Notes
                            Shares    Amount  Capital     Deficit   Income (Loss) Receivables  Total
                          ----------  ------ ---------- ----------- ------------- ----------- -------
Balance at January 1,
 1998...................  24,146,518   $227   $78,661    $(64,760)     $(2,003)     $(4,392)  $ 7,733
 Issuance of common
  stock upon private
  placement, net........   2,000,000     20     2,951                                           2,971
 Issuance of common
  stock upon exercise of
  options...............     394,277     18       323                                             341
 Payment of notes
  receivable from
  issuance of common
  stock.................                                                                 25        25
 Cancellation of notes
  receivable in exchange
  for share repurchase..  (1,586,250)   (16)   (4,351)                                4,367       --
 Increase in value of
  Sonoma Systems
  investment............                        1,969                    1,431                  3,400
 Cumulative translation
  adjustment............                                                   425                    425
 Net income.............                                    7,277                               7,277
                          ----------   ----   -------    --------      -------      -------   -------
Balance at December 31,
 1998...................  24,954,545    249    79,553     (57,483)        (147)         --     22,172
 Issuance of common
  stock upon exercise of
  options...............   1,102,557     11     1,749                                           1,760
 Compensation expense
  from issuance of stock
  options...............                          368                                             368
 Issuance of common
  stock to minority
  shareholders in
  connection with Vertel
  Corporation I merger..     189,429      2       379                                             381
 Cumulative translation
  adjustment............                                                   (40)                   (40)
 Net loss...............                                   (7,759)                             (7,759)
                          ----------   ----   -------    --------      -------      -------   -------
Balance at December 31,
 1999...................  26,246,531    262    82,049     (65,242)        (187)         --     16,882
 Issuance of common
  stock upon exercise of
  options...............   2,079,754     21     3,908                                           3,929
 Compensation expense
  from issuance of stock
  options...............                          553                                             553
 Unrealized holding loss
  on equity investment..                                                  (211)                  (211)
 Cumulative translation
  adjustment............                                                   (51)                   (51)
 Net loss...............                                   (5,260)                             (5,260)
                          ----------   ----   -------    --------      -------      -------   -------
Balance at December 31,
 2000...................  28,326,285   $283   $86,510    $(70,502)     $  (449)     $   --    $15,842
                          ==========   ====   =======    ========      =======      =======   =======

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Years ended December 31,
                                                    --------------------------
                                                     2000      1999     1998
                                                    -------  --------  -------
Cash flows from operating activities:
  Net (loss) income ............................... $(5,260) $ (7,759) $ 7,277
  Adjustments to reconcile net (loss) income to net
   cash (used for) provided by operating activities
    Gain on sale of Sonoma Systems investment......     --        --    (7,641)
    Depreciation and amortization..................   2,376     2,184    1,124
    Loss on disposal of fixed assets...............      28        79      --
    Provision for bad debts........................      50       (70)     104
    Restructuring benefit..........................     --        (82)     --
    Non-cash stock-based compensation..............     553       368      --
    Changes in operating assets and liabilities....   1,093    (2,028)     891
                                                    -------  --------  -------
    Net cash (used for) provided by operating
     activities....................................  (1,160)   (7,308)   1,755
                                                    -------  --------  -------
Cash flows from investing activities:
  Net (purchases) sales of short-term investments..   4,581    (4,699)    (978)
  Proceeds from sale of equity securities..........     512       --       --
  Proceeds from sale of Sonoma Systems investment..     --        --    10,093
  Purchases of property and equipment .............    (925)   (1,797)  (1,161)
  Cash paid for business acquisition, net of cash
   acquired........................................     --     (2,934)     --
  Change in other assets...........................      (8)      112      (73)
                                                    -------  --------  -------
    Net cash provided by (used for) investing
     activities....................................   4,160    (9,318)   7,881
                                                    -------  --------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock ..........   3,930     1,760    3,338
  Payments on capital lease obligations............     (26)     (615)     --
                                                    -------  --------  -------
    Net cash provided by financing activities......   3,904     1,145    3,338
Net cash provided by discontinued operations.......     --        --       281
                                                    -------  --------  -------
Effect of exchange rate changes on cash............     (51)      (40)     (12)
                                                    -------  --------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................   6,853   (15,521)  13,243
Cash and cash equivalents, beginning of year ......   3,974    19,495    6,252
                                                    -------  --------  -------
Cash and cash equivalents, end of year............. $10,827  $  3,974  $19,495
                                                    =======  ========  =======

          See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

   The consolidated financial statements include the accounts of Vertel Corporation (formerly Retix) and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company was founded in 1985 and develops, markets, and supports vertically integrated, object oriented software solutions for the management of public telecommunications networks. Our solutions cover the telecommunications management network ("TMN") and the emerging Common Object Request Broker Architecture ("CORBA") market. In addition, the Company serves telecommunications equipment manufacturers, computer systems original equipment manufacturers ("OEMs") and Internet access providers. In conjunction with its annual shareholders' meeting held in March 1998, the Company changed its name from Retix to Vertel Corporation. Trading of the Company's common stock on The Nasdaq Stock Market (symbol: VRTL, formerly RETX) commenced following the Company's initial public offering in December 1991.

   In March 1999, the Company acquired Expersoft Corporation, a developer and marketer of standards-based, high performance CORBA software technology (see
Note 15).

   Revenues are generated primarily from software licenses, royalty agreements, professional services and maintenance contracts. For the year ended December 31, 2000, sales to Alcatel and the U.S. Department of Defense comprised approximately 20.1% and 11.8% of net revenues, respectively. For the year ended December 31, 1999, Lucent Technologies comprised approximately 11.6% of net revenues. For the year ended December 31, 1998, no individual customer accounted for more than 10% of net revenues. At December 31, 2000, Alcatel and Nokia Corp. comprised 22.2% and 18.9% of accounts receivable, respectively.

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

 Software Development Costs

   Development costs incurred in the research and development of software products are expensed as incurred until the technological feasibility of the products has been established. Subsequent to 1997, the Company expensed all software development costs as the establishment of technological feasibility of products and their availability for sale have substantially coincided. Capitalized software development costs were fully amortized in 1998.

 Investments

   Investments consist primarily of highly liquid commercial paper and short-term investment securities (collectively "marketable securities") and equity securities. Marketable securities are categorized as available for sale and are carried at fair value. The fair value of marketable securities and equity securities with readily determinable fair values is determined by the quoted market prices for each investment. Marketable securities with a maturity of less than one year but greater than three months when purchased are classified as short-term

                              VERTEL CORPORATION
investments. Marketable securities with a maturity greater than one year when purchased are classified as long-term investments. Realized and unrealized gains or losses on marketable securities and investments in equity securities with readily determinable fair values are measured using the specific identification method. Realized gains or losses on the sale of investments are recognized in the statement of operations in the period sold. Unrealized holding gains and losses on marketable securities and equity securities with readily determinable fair values that are categorized as held for sale are included as a separate component of shareholder's equity until realized. Investments in equity securities for which fair values are not readily determinable, or for which sale is restricted for periods exceeding twelve months, are carried at cost.

 Revenue Recognition

   The Company derives revenue primarily from software product licenses and related royalty fees, software product maintenance and customer support services, professional services and custom engineering services.

   The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Effective January 1, 2000, the Company adopted SOP No. 98-9 which requires the Company to use the residual method for revenue recognition when arrangements include multiple software products or other elements, such as maintenance and professional services, and vendor specific objective evidence exists for the fair value of undelivered elements and does not exist for one or more of the delivered elements. Adoption of SOP 98-9 did not have a material impact on the Company's combined financial position or combined statements of income.

   Revenue from the licensing of software is recognized when persuasive evidence of an arrangement exists and the underlying software products have been delivered. Multiple element software product licenses are accounted for using the residual method prescribed by SOP No. 98-9. Software license royalty revenue is recognized upon notification by the licensee that products incorporating the Company's software have been shipped by the licensee or, for customers for which the Company has sufficient historical information, upon estimated amounts which the Company expects the customer to report. Maintenance revenue is recognized ratably over the term specified in either the license agreement (in the case of a multiple element license) or the separate maintenance agreement, which in both cases is generally twelve months. Revenue from professional services is recognized using the percentage of completion method of accounting or on a time and materials basis. In certain cases, customers reimburse the Company for non-recurring engineering efforts. Such reimbursements are recognized as revenue and associated costs are reflected as cost of revenues.

   Deferred revenues include unearned amounts received under maintenance and support contracts and amounts billed to customers but not recognized as revenue.

 Stock-Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

                              VERTEL CORPORATION

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

   The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share computations for the years ended December 31, 2000, 1999 and 1998 (in thousands).

                                                       2000     1999     1998
                                                      -------  -------  -------
     Numerator:
       Basic and diluted--net income (loss).......... $(5,260) $(7,759) $ 7,277
                                                      =======  =======  =======
     Denominator:
       Basic--weighted average shares................  27,833   25,425   23,321
       Effect of dilutive securities-stock options...     --       --     1,377
                                                      -------  -------  -------
       Diluted--weighted average shares..............  27,833   25,425   24,698
                                                      =======  =======  =======

   Common shares related to stock options that are antidilutive amounted to approximately 4,836,344, 6,326,255 and 2,001,613 for the years ended December 31, 2000, 1999 and 1998, respectively.

 Other Comprehensive Income

   The Company has reflected the provisions of SFAS No. 130, "Reporting Comprehensive Income", in the accompanying consolidated financial statements for all periods presented. The accumulated comprehensive loss and other comprehensive income (loss) as reflected in the accompanying consolidated financial statements, respectively, consist of foreign currency translation adjustments and unrealized losses on investments held for sale.

 International Currency Translation

   Assets and liabilities of international subsidiaries are translated into United States Dollars at the exchange rate in effect at the close of the period, and revenues and expenses of these subsidiaries are translated at the weighted average exchange rate during the period. The aggregate effect of translating the financial statements of international subsidiaries is included as a separate component of shareholders' equity. Substantially all of the Company's sales are denominated in United States Dollars and foreign exchange gains/losses have been insignificant.

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

 Goodwill

   Goodwill of $4,742,000 arose from the acquisition of Expersoft Corporation and the amount is being amortized over five years on a straight-line basis. The accumulated amortization as of December 31, 2000 and 1999 was $1,708,000 and $754,000, respectively.

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

 Recent Accounting Pronouncements

   In June 1998, June 1999, and June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities--An Amendment to SFAS No. 133". SFAS 133, as amended, requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company does not currently participate in hedging activities or own derivative instruments. The Company's adoption of SFAS No. 133, as amended, in the first quarter of 2001 did not have a material impact on its consolidated financial statements.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines

                              VERTEL CORPORATION
the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company's revenue recognition policies are in accordance with SAB 101.

   In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

3. Investments

   Short-term investments at December 31, 2000 and 1999, consist of the following (in thousands):

                                                                   2000   1999
                                                                  ------ ------
Commercial paper................................................. $1,096 $3,677
Certificates of deposit..........................................    --   1,000
Municipal bonds..................................................    --   1,000
                                                                  ------ ------
                                                                  $1,096 $5,677
                                                                  ====== ======

   All of the Company's short-term investments are categorized as available for sale. The difference between amortized cost basis and fair value of these investments was not significant at December 31, 2000 and 1999. Realized gains and losses to date have not been significant. The Company's short-term investments held at December 31, 2000 matured in January 2001.

   Long-term investments at December 31, 2000, consist of the following (in thousands):

                                                      Amortized Unrealized Fair
                                                        Cost       Loss    Value
                                                      --------- ---------- -----
Nortel Networks Corporation Common Stock.............   $533      $(211)   $322
Airtel ATN plc Common Stock..........................    437        --      437
                                                        ----      -----    ----
                                                        $970      $(211)   $759
                                                        ====      =====    ====

   Long-term investments at December 31, 1999, consist of the following (in thousands):

                                                                          1999
                                                                         ------
Sonoma Systems, Inc. Series A Preferred Shares.......................... $1,000
Airtel ATN plc Common Stock.............................................    437
                                                                         ------
                                                                         $1,437
                                                                         ======

   The fair value for the Sonoma and Airtel equity investments is not readily determinable and therefore is carried at cost. The fair value for the Nortel common stock is determined by the closing price according to the New York Stock Exchange as of December 29, 2000. In October 2000, Nortel acquired Sonoma and the Series A preferred shares of Sonoma held by the Company were exchanged for a number of Nortel common stock with a fair value equal to the carrying value of the Company's Sonoma Investment (see Note 9, "Sale of Sonoma

                              VERTEL CORPORATION

Systems Investment"). As a result, there was no gain or loss recognized upon the exchange of Sonoma Series A Preferred Shares for Nortel common stock.

4. Property and Equipment

   Property and equipment at December 31, 2000 and 1999 consist of the following (in thousands):

                                                                   2000   1999
                                                                  ------ ------
   Machinery and computer equipment.............................. $5,438 $5,287
   Furniture and fixtures........................................    152    153
   Leasehold improvements........................................    302    241
                                                                  ------ ------
                                                                   5,892  5,681
     Less accumulated depreciation and amortization..............  4,781  4,043
                                                                  ------ ------
     Property and equipment, net................................. $1,111 $1,638
                                                                  ====== ======

   The Company disposed of or retired $583,000 and $2,226,000 of fully depreciated assets during 2000 and 1999, respectively.

5. Income Taxes

   The components of (loss) income before income taxes for the years ended December 31, 2000, 1999 and 1998, consist of the following (in thousands):

                                                         2000     1999     1998
                                                        -------  -------  ------
   Domestic............................................ $(5,761) $(8,568) $7,405
   Foreign.............................................     648      382     318
                                                        -------  -------  ------
     Total............................................. $(5,113) $(8,186) $7,723
                                                        =======  =======  ======

   The (benefit) provision for income taxes consists of the following (in thousands):

                                                       2000     1999     1998
                                                     --------  -------  -------
   Current:
     Federal........................................ $    --   $  (417) $   187
     State..........................................        9       (8)      63
     Foreign........................................      138       (2)     196
                                                     --------  -------  -------
       Total current................................      147     (427)     446
   Deferred.........................................   17,516    5,843    3,664
   Valuation allowance..............................  (17,516)  (5,843)  (3,664)
                                                     --------  -------  -------
       Total........................................ $    147  $  (427) $   446
                                                     ========  =======  =======

                              VERTEL CORPORATION

   The Company's effective income tax rate differs from the federal statutory income tax rate applied to (loss) income before provision for income taxes in 2000, 1999 and 1998, due to the following:

                                                          2000    1999    1998
                                                          -----   -----   -----
   Federal statutory income tax rate..................... (34.0)% (34.0)%  34.0 %
   Increases (reductions) in taxes resulting from:
     Effects of foreign operations.......................  (2.7)   (1.6)    1.1
     State taxes, net of federal benefit.................   0.1    (0.1)    5.5
     Research and development tax credit.................  (1.7)   (3.8)    2.8
     Goodwill amortization...............................   6.3     3.1     --
     Expiration of section 172F contingency..............   --     (4.3)    --
     Foreign tax credits.................................  (0.5)    --      --
     Expiration of foreign tax credits...................   --      2.4     2.9
     Utilization of NOL's................................   --      --    (37.6)
     Other...............................................  (2.4)   (0.6)    2.8
     Valuation allowance.................................  32.4    33.7    (5.7)
                                                          -----   -----   -----
   Effective tax rate....................................   2.9 %  (5.2)%   5.8 %
                                                          =====   =====   =====

   Current and noncurrent deferred income tax assets (liabilities) at December 31, 2000 and 1999 consist of the following (in thousands):

                                                               2000      1999
                                                             --------  --------
   Current:
     Accrued expenses....................................... $    626  $    974
                                                             --------  --------
   Noncurrent:
     Credit for research and development expenses...........    7,815     7,053
     Credit for foreign taxes withheld......................       88        62
     Depreciation...........................................      275       275
     Other..................................................      332       174
     Net operating loss carry-forwards......................   32,996    16,014
                                                             --------  --------
                                                               41,506    23,578
                                                             --------  --------
   Valuation allowance......................................  (42,132)  (24,552)
                                                             --------  --------
   Net deferred income tax assets........................... $    --   $    --
                                                             ========  ========

   The Company's credits for research and development expenses, which may be carried forward either fifteen or twenty years, depending when generated, expire in 2003 through 2020; credits for foreign taxes withheld, which may be carried forward five years, expire in 2004 and 2005. The Company has net operating loss carryforwards for federal income tax purposes of approximately $87,622,000, which expire in 2003 through 2020. The Company also has net operating loss carryforwards for state purposes of approximately $35,521,000, which expire in 2001 through 2005. The Company's tax provision for 1998 was positively impacted by the utilization of $6,330,000 of net operating losses carried forward from prior years.

   Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder ("Disqualifying Dispositions") provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. Approximately $36,221,000 of the Company's Federal

                              VERTEL CORPORATION
and State net operating loss carryforwards as of December 31, 2000 were generated by disqualifying dispositions of stock options. Upon realization, if any, the $36,221,000, will be excluded from the provision (benefit) for income taxes and credited directly to additional paid-in capital.

   The Company has no plans to repatriate foreign retained earnings. The Company has net operating loss carryforwards that could be used to offset any related income taxes upon repatriation. Any income tax upon repatriation would be insignificant.

6. Commitments and Contingencies

 Operating Leases

   The Company leases its facilities and certain equipment under noncancelable operating leases. At December 31, 2000, future minimum rental payments, net of applicable sublease income, under leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

                                                          Lease  Sublease  Net
                                                          ------ --------  ----
   2001.................................................. $1,104 $  (583)  $521
   2002..................................................    361    (394)   (33)
   2003..................................................    217    (256)   (39)
   2004..................................................    --      --     --
   2005..................................................    --      --     --
                                                          ------ -------   ----
     Total operating lease commitments................... $1,682 $(1,233)  $449
                                                          ====== =======   ====

   Rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $1,131,000, $1,127,000, and $941,000, respectively.

 Legal Proceedings

   The Company is subject to certain legal proceedings and claims, which arise in the conduct of its business. In the opinion of management, the amount of any liability with respect to these actions will not have a material effect on the financial condition or results of operations of the Company.

7. Shareholders' Equity

 Common Stock

   On September 29, 1998, the Company sold 2,000,000 shares of common stock for $1.50 per share ($2,971,000 net proceeds after expenses). The price per share was determined as the greater of (a) the average closing price of the common stock for the five days preceding the closing date and (b) $1.50. Of the total shares issued, 1,000,000 shares were purchased by Sierra Ventures V, ("Sierra") a venture capital firm. Jeffrey M. Drazan, a General Partner of Sierra, was a member of the Company's Board of Directors at the time of the transaction.

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

                              VERTEL CORPORATION

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

 Stock Options and Employee Stock Purchase Plans

   Under the Company's stock option plans in effect at December 31, 2000, 11,310,456 shares of common stock may be issued to employees directly or upon exercise of stock options issued to employees and in certain cases to consultants. The Company has five stock and option plans that were in effect at December 31, 2000. However, the Company is not currently granting options under the 1991 Employee Stock Purchase Plan and the 1995 Executive Stock Option Plan, but is granting options under the 1996 Directors' Stock Option Plan, the 1998 Employee Stock Option Plan, and the 2000 Stock Option Plan. Under the foregoing option plans, options may be granted at an exercise price equaling the closing price of the Company's shares on The Nasdaq Stock Market for the day prior to the date of grant. Options granted under the 1995 Executive Stock Option Plan, the 1998 Employee Stock Option Plan, and the 2000 Stock Option Plan generally become exercisable 25% after one year from date of grant, then ratably 1/48 per month over the remaining thirty-six months based on continuous employment from the date of grant. The initial options granted to a director under the 1996 Directors' Stock Option Plans become exercisable 25% on each of the first four anniversaries of the date of grant. Each subsequent option grant under the 1996 Directors' Stock Option Plan becomes exercisable in whole on the fourth anniversary of the date of grant. All options expire ten years from the date of grant.

   In 1999, certain options were granted outside the Company's stock option plans. Options granted outside the Company's stock option plans to employees become exercisable under the same terms as those granted under the 1998 Employee Stock Option Plan. Options granted outside the Company's stock option plans to non-employees generally become exercisable based on specific performance criteria and expire between one and ten years from the date of the grant.

   The following summarizes stock option activity for the three years ended December 31, 2000:

                                    2000                 1999                 1998
                             -------------------- -------------------- -------------------
                                         Weighted             Weighted            Weighted
                                         Average              Average             Average
                             Number of   Exercise Number of   Exercise Number of  Exercise
                              Options     Price    Options     Price    Options    Price
                             ----------  -------- ----------  -------- ---------  --------
   Outstanding at beginning
    of year................   6,326,255   $1.98    4,476,226   $2.25     297,301   $4.92
     Granted...............   2,351,500    9.06    6,114,756    1.82   5,277,284    2.07
     Exercised.............  (2,079,754)   1.89   (1,102,557)   1.58    (394,277)   0.96
     Canceled..............  (1,084,580)   9.89   (3,162,170)   2.19    (704,082)   2.71
                             ----------           ----------           ---------
   Outstanding at year
    end....................   5,513,421   $3.48    6,326,255   $1.98   4,476,226   $2.25
                             ==========           ==========           =========

   Included in options granted during 1998 were 4,127,752 options granted in exchange for stock options of the Company's subsidiary (see "Subsidiary Stock Option Plans" below). At December 31, 2000, 2,138,029 shares were available for future grants under all option plans.

                              VERTEL CORPORATION

   Additional information regarding options outstanding as of December 31, 2000 is as follows:

                                 Options Outstanding                      Options Exercisable
                 ---------------------------------------------------- ----------------------------
     Range of                   Weighted Average
     Exercise      Number           Remaining        Weighted Average   Number    Weighted Average
      Prices     Outstanding Contractual Life (Yrs.)  Exercise Price  Exercisable  Exercise Price
     --------    ----------- ----------------------- ---------------- ----------- ----------------
   $0.79-$ 0.79      45,365           5.34                $ 0.79         45,365        $0.79
    1.43-  1.64   1,264,591           7.62                  1.56        274,652         1.56
    1.69-  1.99   1,850,623           8.64                  1.96        492,751         1.97
    2.23-  2.77     453,429           7.84                  2.74         88,331         2.73
    3.41-  3.97     207,239           6.58                  3.89         75,295         3.96
    4.56-  4.88   1,027,174           9.85                  4.57          1,889         4.88
    5.44- 18.38     665,000           9.50                 10.32          5,497         6.50
                  ---------                                             -------
   $0.79- 18.38   5,513,421           8.56                $ 3.48        983,780        $2.05
                  =========                                             =======

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

 Fair Value Information for Options Issued to Employees

   SFAS No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Companies are permitted; however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has

                              VERTEL CORPORATION
elected to continue to apply APB Opinion No. 25 in accounting for its employee stock-based compensation arrangements.

   The Company has adopted the disclosure-only provisions of SFAS No. 123. Had the Company elected to measure compensation cost based on the fair value of employee stock options awarded in 2000, 1999, and 1998, the net income/(loss) and net income/(loss) per share would have been $(8,762,000) and $(0.32), respectively, for the year ended December 31, 2000, $(10,369,000) and $(0.41), respectively, for the year ended December 31, 1999, and $(4,647,000) and $(0.20), $(0.19 diluted), respectively, for the year ended December 31, 1998. The weighted average fair value of options granted to employees during the years ended December 31, 2000, 1999, and 1998 were $5.92, $1.41, and $0.75 per share, respectively. Stock options issued during 2000, 1999 and 1998 were valued using the Black-Scholes option-pricing model using a risk-free interest rate of 5.95% in 2000, 6.0% in 1999 and 4.7% in 1998, an expected life of 49 months, 24 months and 36 months 2000, 1999, and 1998 respectively, and expected volatility of 157% in 2000, 165% in 1999 and 54% in 1998, and expected dividends of zero for all years reported.

 Stock Options Issued to Non-employees

   During the year ended December 31, 1999, the Company granted non-employees 815,156 common stock options, at a weighted average exercise price of $1.67, for services performed and to be rendered in the future. In each period in which the option shares are earned, stock option compensation will be recorded. The amount of stock option compensation will be the fair value of the option shares earned during the period. The fair value of the option shares earned will be calculated using the Black-Scholes option-pricing model. The primary component in the Black-Scholes calculation is the value of the Company's common stock at the time the option shares are earned. The value of the option shares, and the corresponding stock option compensation, increases as the fair value of the Company's common stock increases. Conversely, the value of the option shares earned, and the corresponding stock option compensation, decreases as the fair value of the Company's common stock decreases. Since the fair value of the Company's common stock in the future cannot be estimated, it is not possible to estimate the amount of stock option compensation that could be recorded in connection with the non-employee stock options granted and outstanding as of December 31, 2000. During 2000, stock option compensation to non-employees amounting to $553,000 was recognized in the accompanying consolidated statement of operations. During 1999, stock option compensation to non-employees amounted to $408,000, of which $368,000 was recognized in the accompanying consolidated statement of operations and $40,000 of which was included in the Expersoft acquisition costs (see Note
15).

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

   During 1998 the Company finalized the termination of a non-U.S. pension plan, which previously covered the Company's Irish employees. This action resulted in a return of excess plan assets to the Company. The Company recorded approximately $600,000 as other income upon final determination of the amount of excess plan assets.

                              VERTEL CORPORATION

9. Other Income

 Systems Wizards Transaction

   In June 2000, the Company sold its remaining equity interest in Systems Wizards, a former international distributor, for cash proceeds resulting in a $961,000 gain. The gain is included in other income in the accompanying 2000 Consolidated Statement of Operations.

 Sale of Sonoma Systems Investment

   In December 1998, the Company sold its holdings of Series B and Series C preferred stock in Sonoma Systems, a former subsidiary of the Company (see
Note 12, Restructuring Expense). The sales price was $10,343,000 in cash, and resulted in a gain of $7,661,000 that is reflected in other income in the accompanying 1998 consolidated statement of operations. The gain was net of the recorded investment value of $2,400,000 and certain costs of the transaction. The Company's remaining investment in Sonoma Systems consisted of 2,363,636 shares of non-convertible and non-voting Series A redeemable preferred stock, bore dividends at 6% per annum, was valued at $1,000,000, and was carried at cost as an investment on the balance sheet. This investment was converted to the same value of Nortel Networks Corporation common stock on the purchase of Sonoma by Nortel in October, 2000 (see Note 3).

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

 Airtel Transaction

   In June 1998, the Company entered into a semi-exclusive royalty bearing licensing contract with Symbol Software Limited ("Symbol"), a subsidiary of Airtel ATN plc ("Airtel"), for our Aeronautical Telecommunications Network ("ATN") Router software as well as nonexclusive royalty bearing licenses for various other TMN software products, for $1,000,000. During July 1998, the Company sold substantially all of the assets and assigned the liabilities of its Irish operations to Symbol in exchange for 10% of Airtel's common stock (the "Airtel Transaction"). The Airtel Transaction substantially liquidated the Company's investment in its Irish operation.

   The Company's 10% ownership interest in Airtel, valued at $437,000, reflected certain restrictions, including a requirement that prohibited the Company from disposing of the Airtel shares until August 1999. The book value of the software library and the net assets and liabilities assigned to Symbol approximated zero and, as a result, the Company recognized a gain totaling $437,000 related to the Airtel Transaction during 1998 which is reflected in other income in the accompanying 1998 consolidated statement of operations. The investment in Airtel is included in investments in the accompanying consolidated balance sheet. As a result of the substantial

                              VERTEL CORPORATION
liquidation of its Irish operations, the Company recorded a charge of $436,000 to other income in 1998 representing the realization of foreign currency exchange losses previously included as cumulative translation losses which is also a component of accumulated comprehensive loss. The $436,000 charge recorded as a result of the liquidation represents other comprehensive income and is classified as such according to the provisions of SFAS No. 130.

10. Segment Reporting

   The Company operates and reports its activities through two principal segments, license and service. The following schedule reflects revenues and gross profit for the two segments for the three years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                         License Service  Total
                                                         ------- ------- -------
   2000
     Revenues........................................... $ 9,578 $6,820  $16,398
     Gross profit.......................................   8,743  1,400   10,143
   1999
     Revenues...........................................  12,359  7,456   19,815
     Gross profit.......................................  10,764  1,730   12,494
   1998
     Revenues...........................................  13,301  5,066   18,367
     Gross profit....................................... $12,485 $  282  $12,767

   Gross profit is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision-makers as the principal operating indicator in measuring segment profitability.

   The Company has not recorded or managed its balance sheet accounts by segment and does not record depreciation and amortization by segment.

   The following presents a summary of operations by geographic area (in thousands):

                                                            Years Ended
                                                           December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Net revenues:
     U.S. operations................................. $16,398  $19,815  $17,883
     Foreign operations..............................     --       --       484
                                                      -------  -------  -------
     Consolidated.................................... $16,398  $19,815  $18,367
                                                      =======  =======  =======
     Transfers between operations.................... $ 4,404  $ 4,928  $ 2,654
                                                      =======  =======  =======
   Income (loss):
     U.S. operations................................. $(5,770) $(8,143) $ 7,155
     Foreign operations..............................     510      384      122
                                                      -------  -------  -------
     Consolidated.................................... $(5,260) $(7,759) $ 7,277
                                                      =======  =======  =======
   Identifiable assets at end of period:
     U.S. operations................................. $19,537  $23,513  $27,937
     Foreign operations..............................   1,272      314      380
                                                      -------  -------  -------
     Consolidated.................................... $20,809  $23,827  $28,317
                                                      =======  =======  =======

                              VERTEL CORPORATION

   Included in U.S. operations are export sales of $5,005,000, $9,632,000 and $7,399,000 for the years ended 2000, 1999, and 1998, respectively.

11. Statement of Cash Flows

   Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

                                                            Years Ended
                                                            December 31,
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------  -------  -------
   Trade accounts receivable.......................... $2,786  $(1,611) $   360
   Prepaid expenses and other current assets..........    259       82      385
   Accounts payable...................................   (262)     302     (307)
   Accrued wages and related liabilities..............   (523)     140      691
   Cash payments for restructuring expenses...........   (391)     297   (1,263)
   Other accrued liabilities..........................   (243)     (36)     131
   Accrued taxes payable..............................     (3)    (604)     310
   Inventories........................................    --       385      --
   Customer deposits..................................    --      (422)     --
   Deferred revenue...................................   (530)    (561)     584
                                                       ------  -------  -------
                                                       $1,093  $(2,028) $   891
                                                       ======  =======  =======

   Cash paid (received) for income taxes consists of the following (in thousands):

                                                                Years Ended
                                                                December 31,
                                                              -----------------
                                                              2000 1999   1998
                                                              ---- -----  -----
   Income taxes.............................................. $129 $(194) $(384)

12. Restructuring Expenses

   In October 1999, the Company announced a restructuring of its operations intended to reduce costs and make the Company more competitive. The estimated cost of restructuring recorded in the financial statements for the year ended December 31, 1999 was $764,000, which consists primarily of severance pay for various employees, and costs to vacate a facility. In connection with the restructuring, the Company reduced its workforce by approximately 20% during the fourth quarter of 1999, moved some key functions offshore and consolidated its U.S. engineering function to its San Diego facility.

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

   In 1995, the Company announced a major restructuring of its operations, resulting from the significant downsizing of its internetworking hardware business unit, later known as Sonoma Systems. In 1999, the Company reversed the remaining excess 1995 and 1997 restructuring accruals totaling $123,000.

                               VERTEL CORPORATION

   Restructuring expenses and (benefit) for 2000, 1999 and 1998 are summarized as follows (in thousands):

                                                             Restructuring
                                                           Expenses/(Benefit)
                                                           --------------------
                                                           2000   1999   1998
                                                           ------------  ------
   Severance and related costs............................ $  -- $  406  $  --
   Professional fees......................................    --      7     --
   Vacating costs of facilities...........................    --    351     --
   Reversal of excess 1995 and 1997 restructuring
    accrual...............................................    --   (123)    --
                                                           ----- ------  -----
                                                           $  -- $  641  $  --
                                                           ===== ======  =====

   With respect to the 1999 restructuring charge, the remaining reserve of $48,000 as of December 31, 2000, is expected to be paid in 2001 or 2002, and is primarily comprised of vacated facility costs.

13. Discontinued Operations

   In December 1997, the Company's Board of Directors adopted a plan to discontinue further investment in its subsidiary, Sonoma Systems. In early 1998, as the result of a series of financings by Sonoma Systems, the Company's ownership interest in Sonoma Systems was reduced to that of a passive investor with no significant influence over the former subsidiary's operations. Sonoma raised an aggregate of approximately $9,000,000 by issuing preferred stock to unrelated investors, thereby reducing the Company's voting ownership in Sonoma Systems to 19.9%. As a result, the Company's financial statements and related notes to financial statements for 1997 and prior years reflect the results of operations and net liabilities of Sonoma Systems as a discontinued operation. Beginning in 1998, the Company began accounting for its remaining investment in Sonoma Systems using the cost method (see Note 3).

   To reflect the effect of the Sonoma Systems financings, the Company increased the recorded value of its net investment in Sonoma to $3,400,000 reflecting the Company's proportionate share of Sonoma Systems' post transaction equity with a corresponding credit to additional paid-in capital of $1,969,000. In addition, $1,431,000 million of cumulative translation loss related to a foreign subsidiary of Sonoma Systems was charged to additional paid-in capital. In December 1998, the Company sold the majority of its equity stake in Sonoma Systems (see Notes 3 and 9), resulting in a remaining investment value of $1,000,000 as of December 31, 1999.

14. Related Party Transactions

   During 1998, the Company recognized approximately $737,000 in license revenue for certain software products licensed to Sonoma Systems. Sonoma Systems paid this amount in full during 1998.

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

                               VERTEL CORPORATION

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

   Unaudited pro forma consolidated results for 1999 are as follows (in thousands):

                                                                     Year Ended
                                                                     December 31
                                                                        1999
                                                                     -----------
Revenues............................................................   $20,232
Net (loss) income...................................................    (8,059)
(Loss) income per share:
  Basic.............................................................   $ (0.32)
  Diluted...........................................................   $ (0.32)
Shares used in computation of pro forma loss per share:
  Basic ............................................................    25,425
  Diluted...........................................................    25,425

                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VERTEL CORPORATION:

   We have audited the accompanying consolidated balance sheets of Vertel Corporation and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vertel Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Los Angeles, California
February 5, 2001

Results of Operations--Unaudited Quarterly Financial Information

   The following tables present unaudited quarterly financial information for the two years ended December 31, 2000. In the opinion of management, this information contains all adjustments, consisting only of normal, recurring, adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods.

                                                  2000 Quarters Ended
                                            -----------------------------------
                                                                Sept.
                                            March 31  June 30    30     Dec. 31
                                            --------  -------  -------  -------
                                            (in thousands, except per share
                                                         data)
Quarterly results of operations:
  Net revenues............................. $ 5,011   $ 5,281  $ 3,364  $ 2,742
  Gross profit.............................   3,374     3,665    1,835    1,269
  Net loss.................................  (1,040)       63   (2,179)  (2,104)
  Basic and diluted net income (loss) per
   common share............................ $ (0.04)  $  0.00  $ (0.08) $ (0.07)
                                                  1999 Quarters Ended
                                            -----------------------------------
                                                                Sept.
                                            March 31  June 30    30     Dec. 31
                                            --------  -------  -------  -------
                                            (in thousands, except per share
                                                         data)
Quarterly results of operations:
  Net revenues............................. $ 4,522   $ 5,602  $ 4,690  $ 5,001
  Gross profit.............................   2,538     3,684    2,815    3,457
  Net income (loss)........................  (1,458)   (1,751)  (3,035)  (1,515)
  Basic and diluted net loss per common
   share................................... $ (0.06)  $ (0.07) $ (0.12) $ (0.06)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

   Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement (within 120 days after the end of its fiscal year) pursuant to Regulation 14(A) as promulgated by the U.S. Securities and Exchange Commission (the "Proxy Statement") for its annual meeting of shareholders to be held May 17, 2001, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to our directors and executive officers is incorporated by reference from the information under the caption "Election of Directors--Nominees" and "Executive Officer Compensation--Executive Officers" in the Registrant's Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. The financial statements and supplementary financial information listed below are filed as part of this annual report.

   Consolidated Balance Sheets at December 31, 1999 and December 31,
    2000..................................................................  32

   Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000....................................  33

   Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2000...........................  34

   Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000....................................  35

   Notes to Consolidated Financial Statements.............................  36

   Independent Auditors' Report...........................................  52

   2. The supplementary financial information listed below are filed as part of this annual report.

     Unaudited Quarterly Financial Information...............................  53

     Schedule filed as part of Form 10-K:

       Schedule II Valuation and Qualifying Accounts.........................  58

       Independent Auditors' Report on Supplemental Schedule.................  59

   Schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements.

   3. Exhibits included herein, numbered in accordance with Item 601 of Regulation S-K.

 Number                              Description
 ------                              -----------
  3.3   (and 4.1) Amended and Restated Articles of Incorporation of the
         Registrant.(10)

  3.4   (and 4.2) Bylaws of the Registrant, as amended to date.(5)

  3.5 Certificate of amendment to Company's articles of incorporation, as filed with the California Secretary of State on April 7, 1998, changing the Company's name to Vertel Corporation.(6)

 10.5 1991 Employee Stock Purchase Plan and form of subscription agreement thereunder.(2)

 10.6   Form of Indemnification Agreement.(1)

 10.22  Lease Agreement between the Registrant and Moorpark Associates, a
         California Limited Partnership, dated February 5, 1993.(3)

 10.32 1996 Directors' Stock Option Plan and forms of option agreement thereunder.(5)

 10.48  Lease Agreement between the Registrant and Nomura-Warner Center
         Associates, L.P., dated November 26, 1996.(4)

 Number                               Description
 ------                               -----------
 10.68  Form of Retention Agreement between the Company and each of its officers.(7)

 10.72  Employment Agreement between the Company and Cyrus D. Irani dated
         January 12, 1999.(8)

 10.75 Amended 1996 Directors' Stock Option Plan and form of option agreement thereunder.(8)

 10.76 Amended 1998 Stock Option Plan and form of option agreement thereunder.(8)

 10.77  Employment Agreement between the Company and Stephen J. McDaniel dated
         November 1, 1999.(8)

 10.80 Amendment No. 1, dated December 3, 1999 to the Employment Agreement between the Company and Cyrus D. Irani.(8)

 10.81  Vertel Corporation 2000 Stock Option Plan.(9)

 10.82  Employment Agreement between the Company and Tonia G. Graham dated July
         5, 2000.(11)

 10.83  Employment Agreement between the Company and Craig S. Scott dated
         December 1, 2000.(11)

 21.1   Subsidiaries of the Registrant.(11)

 23.1   Independent Auditors' Consent.(11)

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

 (6) Incorporated by reference from registrant's report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 1998.

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

(10) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(11) Filed herewith.

   (b) Reports on Form 8-K

   None

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VERTEL CORPORATION

Date: March 28, 2001                                /s/ Craig S. Scott
                                          By: _________________________________
                                                       Craig S. Scott
                                                Vice President, Finance and
                                               Administration, Chief Financial
                                                    Officer and Secretary

   Each person whose signature appears below constitutes and appoints Cyrus D. Irani and Craig S. Scott, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.

               Signature                         Title                 Date
               ---------                         -----                 ----

          /s/ Cyrus D. Irani            President, Chief          March 28, 2001
 ______________________________________  Executive Officer and
             Cyrus D. Irani              Director (Principal
                                         Executive Officer)

          /s/ Craig S. Scott            Vice President, Finance   March 28, 2001
 ______________________________________  and Administration,
             Craig S. Scott              Chief Financial
                                         Officer (Principal
                                         Financial and
                                         Accounting Officer)
                                         and Secretary

        /s/  Robert T. Flood            Director                  March 28, 2001
 ______________________________________
            Robert T. Flood

          /s/ Howard Oringer            Director                  March 28, 2001
 ______________________________________
             Howard Oringer

          /s/ Jack P. Reily             Director                  March 28, 2001
 ______________________________________
             Jack P. Reily

        /s/ Ralph K. Ungermann          Director                  March 28, 2001
 ______________________________________
           Ralph K. Ungermann

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                          Additions
                                   -----------------------
                          Balance                                     Balance
                            at      Charged to  Charges to             at End
                         Beginning   Costs &      Other                  of
Description              of Period Expenditures  Accounts  Deductions  Period
-----------              --------- ------------ ---------- ---------- --------
Allowance for doubtful
 accounts and
 sales returns:
Year Ended December 31,
 2000................... $486,000    $115,000              $ 65,000*  $536,000
Year Ended December 31,
 1999................... $556,000    $501,000              $571,000*  $486,000
Year Ended December 31,
 1998................... $452,000    $161,000              $ 57,000*  $556,000

--------
* Write-off of uncollectible accounts, net of recoveries.

             INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VERTEL CORPORATION:

   We have audited the consolidated financial statements of Vertel Corporation and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 5, 2001; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Vertel Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
February 5, 2001