Form 10-Q
period 2001-03-31
VERTEL CORP
filed 2001-05-14
CIK 880458

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                               ----------------


                                   FORM 10-Q
(Mark one)
     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the transition period from ________to ________.

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

                                 Yes X   No __.
                                     -

As of April 30, 2001 there were 28,369,892 shares of common stock outstanding.

================================================================================

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              VERTEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                          March 31,      December 31,
                                                                             2001            2000
                                                                          ---------      ------------
                                    ASSETS

Current assets:
  Cash and cash equivalents.............................................   $  6,329       $ 10,827
  Short-term investments................................................      3,000          1,096
  Trade accounts receivable (net of allowance of $543 as of
    March 31, 2001 and $536 as of December 31,2000).....................      3,179          3,453
  Prepaid expenses and other current assets.............................        618            215
                                                                           --------       --------
    Total current assets................................................     13,126         15,591

Property and equipment, net.............................................        892          1,111
Investments.............................................................        578            759
Goodwill, net...........................................................      2,795          3,034
Other assets............................................................        228            314
                                                                           --------       --------
                                                                           $ 17,619       $ 20,809
                                                                          =========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................   $    500       $    669
  Accrued wages and related liabilities.................................      1,114          1,149
  Accrued restructuring expenses........................................         48             48
  Accrued taxes payable.................................................        381            480
  Other accrued liabilities.............................................      1,437          1,530
  Deferred revenue......................................................      1,237          1,091
                                                                           --------       --------
    Total liabilities...................................................      4,717          4,967
                                                                           --------       --------

Shareholders' equity:
  Preferred stock, par value $.01, 2,000,000 shares authorized;
    none issued and outstanding
  Common stock, par value $.01, 100,000,000 shares authorized;
    shares issued and outstanding: 2001, 28,369,892;
        2000, 28,326,285................................................        284            283
  Additional paid-in capital............................................     86,593         86,510
  Accumulated deficit...................................................    (73,353)       (70,502)
  Accumulated other comprehensive loss..................................       (622)          (449)
                                                                           --------       --------
    Total shareholders' equity..........................................     12,902         15,842
                                                                           --------       --------

                                                                           $ 17,619       $ 20,809
                                                                           ========       ========

         See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   (in thousands, except per share amounts)

                                                                          Three Month Period Ended
                                                                          March 31,      March 31,
                                                                             2001           2000
                                                                          ---------      ---------
Net revenues:
  License.............................................................     $ 1,336        $ 2,911
  Service and other...................................................       1,262          2,100
                                                                           -------        -------
     Net revenues.....................................................       2,598          5,011
                                                                           -------        -------

Cost of revenues:
  License.............................................................         174            223
  Service and other...................................................       1,772          1,414
                                                                           -------        -------
     Total cost of revenues...........................................       1,946          1,637
                                                                           -------        -------

Gross profit..........................................................         652          3,374
                                                                           -------        -------

Operating expenses:
  Research and development............................................         860          1,453
  Sales and marketing.................................................       1,782          1,578
  General and administrative..........................................         883          1,096
  General and administrative-non-cash stock compensation..............          -             259
  Goodwill amortization...............................................         238            238
                                                                           -------        -------
     Total operating expenses.........................................       3,763          4,624
                                                                           -------        -------

Operating loss........................................................      (3,111)        (1,250)
Other income, net.....................................................         174            250
                                                                           -------        -------

Loss before provision for income taxes................................      (2,937)        (1,000)
Income tax benefit (provision)........................................          86            (40)
                                                                           -------        -------
Net loss..............................................................      (2,851)        (1,040)
Other comprehensive loss..............................................        (173)           (13)
                                                                           -------        -------
Comprehensive loss....................................................     $(3,024)       $(1,053)
                                                                           =======        =======

Basic and diluted net loss per common share...........................     $ (0.10)       $ (0.04)
                                                                           =======        =======

Weighted average shares outstanding used in
  net loss per common share calculations - basic and diluted..........      28,354         26,992

          See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                     Three Month Period Ended
                                                                     March 31,      March 31,
                                                                        2001          2000
                                                                     ---------      ---------
Cash flows from operating activites:
  Net lost from operations........................................    $(2,851)       $(1,040)
  Adjustments to reconcile net loss from operations to net
    cash provided by (used for operating activities:
    Depreciation and amortization.................................        567            630
    Reserve for returns and bad debts.............................          7              2
    Non-cash stock compensation...................................         -             259
    Change in operating assets and liabilities....................       (386)          (658)
                                                                      -------        -------

    Net cash used for operating activities........................     (2,663)          (807)
                                                                      -------        -------

Cash flows from investing activities:
  Net sales (purchases) of short-term investments.................     (1,904)         5,677
  Purchases of property and equipment.............................       (109)           (91)
  Cash paid for business acquisition, net of cash acquired........         -              (5)
  Changes in other assets.........................................         86              1
                                                                      -------        -------

  Net cash provided by (used for) investing activities............     (1,927)         5,582
                                                                      -------        -------

Cash flows from financing activities:
  Proceeds from issuance of common stock..........................         84          2,749
  payments on capital lease obligations...........................         -             (26)
                                                                      -------        -------

  Net cash provided by financing activities.......................         84          2,723
                                                                      -------        -------

Effect of exchange rate changes on cash...........................          8            (13)
                                                                      -------        -------

Net increase (decrease) in cash and cash equivalents..............     (4,498)         7,485

Cash and cash equivalents, beginning of period....................     10,827          3,974
                                                                      -------        -------

Cash and cash equivalents, end of period..........................    $ 6,329        $11,459
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

     It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results that may be expected for the full year.


2.  Statement of Cash Flows

     Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):


                                                                    Three Month Period Ended
                                                                    -------------------------
                                                                    March 31,       March 31,
                                                                      2001            2000
                                                                    ---------       ---------
Trade accounts receivable......................................      $  267          $  259
Prepaid expenses and other current assets......................        (403)            132
Accounts payable...............................................        (169)           (682)
Accrued wages and related liabilities..........................         (35)           (110)
Cash payments for restructuring expenses.......................           -            (331)
Accrued taxes payable..........................................         (99)             77
Other accrued liabilities......................................         (93)            317
Deferred revenue...............................................         146            (320)
                                                                    --------        --------
                                                                     $ (386)         $ (658)
                                                                    ========        ========

     No cash payments were made for restructuring expenses in the three months ended March 31, 2001.


3. Segment Reporting

     The Company operates and reports its activities through two principal segments, license and service. The following schedule reflects revenues and gross profit for the two segments for the three month periods ended March 31, 2001 and March 31, 2000 (in thousands):

                                            License      Service      Total
                                           ---------    ---------    -------
2001
  Revenues...........................        $1,336       $1,262      $2,598
  Gross profit.......................         1,162         (510)        652
2000
  Revenues...........................         2,911        2,100       5,011
  Gross profit.......................         2,688          686       3,374

     All of the Company's revenues were earned from external customers.

     Gross profit is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision-makers as the principal operating indicator in measuring segment profitability.

     The Company has not recorded or managed its balance sheet accounts by segment and does not record depreciation and amortization by segment.


4.  Recent Accounting Pronouncements

     In June 1998, June 1999, and June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment to SFAS No. 133". SFAS 133, as amended, requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company does not currently participate in hedging activities or own derivative instruments. The Company's adoption of SFAS No. 133, as amended, in the first quarter of 2001 did not have any impact on its consolidated financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General

     We are a provider of telecommunications software and middleware in the form of products and services for network management applications and telecommunications devices. We develop, market, and support vertically integrated, object oriented software solutions for the management of public telecommunications networks. Our solutions cover the Telecommunications Management Network (TMN) market and the emerging Common Object Request Broker Architecture (CORBA) telecommunications market. Our TMN products are based on the International Telecommunications Union's TMN standard and support network operation and management over diverse transmission media and protocols. We believe that we offer the only commercially available, fully interoperable suite of products and tools that span the network element, element management, network management and service management layers of the TMN model. Our CORBA software products (e*ORB) are designed to enable Operations Support Systems (OSS) and network infrastructure to integrate in ways which will accelerate network and service deployment and provide for the transition from TMN managed networks to CORBA solutions. Our CORBA software also provides command and control software infrastructure for telecommunications hardware and systems. The Vertel Mediation Framework (Mediation Framework) software product is used to simplify and accelerate the integration of network infrastructure with telecom OSS infrastructure. We offer embedded software for network equipment and software solutions to allow telecommunications service providers to integrate proprietary, Simple Network Management Protocol (SNMP), TMN and CORBA based network management systems with standards-based solutions. In addition, we offer object oriented software platforms that facilitate the rapid development of network and service management applications and features such as fault detection and automatic response, remote improvement of network configuration, automation of accounting and billing functions and optimization of network traffic and security.

     In September 2000, we announced plans to offer a new set of services based on our Mediation Framework. These web-based hosted services, called WebResolve(TM), are designed to automate service assurance functions for telecommunications providers. Costs of approximately $555,000, consisting primarily of payroll and related overhead costs for service and sales and marketing personnel, and contract services relating to the introduction of WebResolve are included in the first quarter of 2001. However, we do not expect any material revenues from WebResolve until the second half of 2001.

     We also provide professional services, such as turnkey management solutions, in addition to product integration and product application services. Our professional services include system analysis and design, source code portation and interface, custom application development, conformance and certification testing and technical support services.

     We recognize software license revenue based on the American Institute of Certified Public Accountants Statement of Position No. 97-2, as amended. Our software license agreements generally do not provide for a right of return. We maintain reserves for returns and potential credit losses, neither of which has had a material effect on our results of operations or

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)

financial condition to date.

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

     While a significant portion of our revenues depend on products complying with the TMN standard and must be evaluated in light of the risks and uncertainties frequently encountered by companies dependent upon such standards and products, we continue to expand our products and technologies to reduce our dependence on TMN. In addition, our markets are new and rapidly evolving which heightens these risks and uncertainties. To address these risks, we must, among other things, successfully implement our marketing strategy, respond to competitive developments, continue to develop and upgrade our products and technologies more rapidly than our competitors and commercialize our products and services incorporating these enhanced technologies. There can be no assurance that we will succeed in addressing any or all of these risks.


FORWARD-LOOKING INFORMATION AND SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on our web site or otherwise, in the future by us or on our behalf. Statements that are not historical are forward-looking. When used by or on behalf of us, the words "expect," "anticipate," "estimate," "believe," "intend," and similar expressions generally identify forward-looking statements.

     Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to us and the markets we serves. Particular risks and uncertainties facing us at the present include our ability, including financial ability, to continue to invest in research and development necessary for the development of new and existing products (including WebResolve) that are required to offset the continuing decline in Telecommunications Management Network (TMN) revenues; the timely and successful development of existing and new markets; the maturing nature of the TMN product marketplace and the financial uncertainties associated with an anticipated decline in TMN revenues; the fact that some of our products are relatively new and, although we see developing market interest, it is difficult to predict sales for new products such as e*ORB, Mediation Framework and WebResolve and the market may or may not ultimately adopt these technologies; the length of our sales cycle for most of our products, including e*ORB and Mediation Framework, making initial license sales and future royalties difficult to forecast;

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)

additional difficulty in predicting royalty revenue because that revenue is dependent on successful development and deployment by our customers of our products; fluctuation from quarter to quarter in revenue from our professional service unit as a result of a limited number of large consulting contracts; whether we have large contracts and the timing of such contracts; loss of key customer, partner or alliance relationships and the possibility that we may not be able to replace the loss of a significant customer; the dependence on a limited number of customers for a significant portion of our quarterly license revenues; size and timing of license fees closed during the quarter which may result in large swings in quarterly operating results and the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter, frequently in the last weeks or even days of a quarter, which further adds to the difficulty of forecasting and leads to a substantial risk of variance from actual results and our ability to control expenditures at a level consistent with revenues.

     Additionally, more general risk factors include the possible development and introduction of competitive products and new and alternative technologies by our competitors; the increasing sales and marketing costs of attracting new and retaining existing customers; pricing, currency and exchange risks; governmental and regulatory developments affecting us and our customers; the ability to identify, conclude, and integrate acquisitions on a timely basis; the ability to attract and/or retain essential technical or other personnel; political and economic uncertainties associated with conducting business on a worldwide basis. Further risks inherent in our business are listed under "Risk Factors" in Part I, Item I of Vertel's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated by reference.

     Readers are cautioned not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties referred to above, as well as others not now anticipated. The foregoing statements and risk factors are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results, may emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of such risk factors on our business. We undertake no obligation to revise or publicly release the results of any revision to our forward-looking statements.

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I -
Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes for the year ended December 31, 2000 contained in our Annual Report on Form 10-K.


Results of Operations

     Net Revenues.   Net revenues decreased 48% to $2,598,000 for the three
months ended March 31, 2001 (the "first quarter of 2001") compared to $5,011,000 for the three months ended March 31, 2000 (the "first quarter of 2000"). The decrease was primarily due to a lower demand for TMN products in the U.S and a decrease in PSU revenue. Sequentially, net revenues decreased 5% from $2,742,000 for the three months ended December 31, 2000 (the "fourth quarter of 2000").

     License. License revenues consist primarily of license fees and royalties derived from our software solutions and development platforms. License revenues decreased 54% to $1,336,000 during the first quarter of 2001 from $2,911,000 during the first quarter of 2000, primarily as a result of lower TMN revenues and lower revenues from legacy CORBA products. While we expect to continue to sell TMN-based software in the near term, particularly in Asia and the Pacific Rim, we expect that these products will be phased out over time as new technologies such as e*ORB and Mediation Framework take its place.

     Service and Other. Service and other revenues, which consist primarily of fees from professional service unit (PSU) projects, software maintenance, training and non-recurring engineering services, decreased 40% to $1,262,000 during the first quarter of 2001 from $2,100,000 during the first quarter of 2000. The decrease was the result of lower PSU revenue ($840,000) due to fewer and smaller projects.

     Sales to customers outside of the U.S. comprised approximately 45% of net revenues in the first quarter of 2001 compared to approximately 23% in the same period of 2000. We have historically reported a high percentage of sales to customers outside of the United States and we expect that international sales will continue to be significant. However, our

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)

sales cycle is usually lengthy and results in quarterly fluctuations between geographic markets. In addition, a decline in foreign currencies versus the United States Dollar may reduce our competitiveness in international markets and any political or economic turmoil in our major Asian markets (China, Japan and Korea) could impact future sales in the affected regions.

     Revenues from Alcatel, Kyoei Sangyo and Nortel Networks comprised approximately 17%, 16% and 10% of net revenues, respectively, in the first quarter of 2001. Revenues from Alcatel and Nortel Networks comprised approximately 31% and 19% of net revenues, respectively, in the first quarter of 2000. No other single customer accounted for more than 10% of our revenues in the first quarter of 2001 and 2000.

     The telecom industry has experienced an economic slow down, dating back to the third quarter of 2000. As with many other companies in our industry we have shown lower than anticipated revenues for the past several quarters and it is anticipated that this slowdown will last at least through the first half of 2001. Management anticipates that revenues in both licensing and service segments will continue to be difficult to predict for a number of reasons. Our sales cycle for our products, including the e*ORB product, is long, often requiring six to nine months from initial contact to completion of a sale and recording of revenue. Once a prospect becomes a customer, additional future revenues remain difficult to predict and are dependent on the customer's timing and success in developing and deploying products containing our software. Several of our important products are new and we do not yet have a sales history on which to base predictions for future revenues. If we have a customer that contributes a large percentage of revenues during one period, it may be difficult to replace those revenues in a future period. Additionally, we can not estimate the timing or extent of the continuing decrease in revenues for TMN-based products.

     Cost of Revenues - License. Cost of license revenues consists primarily of royalty fees paid for third party software incorporated in our products, the cost of reproduction of our software and user documentation, and delivery of software. Cost of license revenues was $174,000 and $223,000 for the first quarters of 2001 and 2000, respectively, representing 13% and 8% of license revenues, respectively. The lower cost of license revenues in dollar terms in 2001 was primarily the result of lower royalties paid to third parties due to lower licensing revenues, including lower licensing revenues from products containing third party software. The higher cost of license revenues in percentage terms in 2001 was the result of the lower licensing revenues.

     Cost of Revenues - Service and Other. Cost of service and other revenues consists primarily of costs associated with performing professional consulting services, software maintenance and technical support to customers such as telephone support and costs associated with training services, non-recurring engineering services and our WebResolve service assurance organization. Cost of service revenues was $1,772,000 and $1,414,000 for the first quarters of 2001 and 2000, respectively, representing 140% and 67% of service revenues, respectively. The increase in percentage of cost of service revenues in 2001 was the result of expenses relating to WebResolve ($388,000), and the redeployment of certain engineering personnel from our research and development organization to PSU. We expect to hire additional personnel to expand our capabilities in anticipation of additional consulting service contracts from customers and to staff WebResolve. To the extent that new consulting service contracts and revenue from WebResolve do not materialize, our future profit margins from services would be adversely impacted.

     Research and Development.   We have historically made significant
investments in research and development. Our R&D expenditures are concentrated in the areas of CORBA product development (primarily e*ORB product) and related application services and in our Mediation Framework which is designed for the integration of telecom Operation Support Systems and the underlying network equipment management systems. The major components of R&D expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, the cost of facilities and depreciation of capital equipment, which consists primarily of computer and test equipment. Costs related to R&D in certain cases are offset by customer reimbursement of non-recurring engineering efforts.

     Total R&D expenses decreased 41% to $860,000 in the first quarter of 2001 from $1,453,000 in the first quarter of 2000. The decrease in R&D expenses was primarily the result of lower incentive compensation ($102,000), consulting ($60,000), and payroll and related facilities costs ($439,000) due to the redeployment of engineering personnel to the PSU and the sales and marketing functions in the first quarter of 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)

     Sales and Marketing.   Sales and marketing expenses consist primarily of
personnel and associated costs and selling and marketing programs such as trade shows and other promotional costs. We believe that substantial sales and marketing expenditures are essential to develop opportunities for revenue growth and to sustain our competitive position. Sales and marketing expenses are expected to continue to comprise a significant percentage of our total expenses because of costs associated with supporting the worldwide sales and marketing functions necessary to meet the needs of our customer base and respond to opportunities in the CORBA, mediation and TMN marketplaces.

     Sales and marketing expenses increased 13% to $1,782,000 in the first quarter of 2001 from $1,578,000 in the first quarter of 2000. The increase in the first quarter of 2001 was primarily due to selling and marketing expenses related to WebResolve ($167,000) and the redeployment of certain engineering personnel in the first quarter of 2001. The increase was partially offset by lower sales commissions ($16,000) due to lower revenues in the first quarter of 2001 as compared to the first quarter of 2000.

     General and Administrative.   General and administrative expenses consist
primarily of salaries, facilities costs and other related expenses for administrative, executive and financial personnel as well as professional fees and investor relations costs. General and administrative expenses decreased 19% to $883,000 in the first quarter of 2001 compared to $1,096,000 in the first quarter of 2000. The decrease in the first quarter of 2001 was primarily the result of lower executive incentive compensation ($84,000) and lower professional fees related to merger and acquisition activities ($73,000).

     General and Administrative - Non-Cash Stock Compensation.   We had no non-
cash stock compensation in the first quarter of 2001. We had non-cash stock compensation of $259,000 in the first quarter of 2000. The charges in the first quarter of 2000 relate to the value of stock options held by non-employee directors which vested during the period.

     Goodwill Amortization. Goodwill amortization for the first quarter of 2001 was $238,000, the same as in the first quarter of 2000. Goodwill resulted from the purchase of Expersoft in March of 1999 and is being amortized over five years at approximately $238,000 per quarter.

     Operating Loss. The Company's operating loss increased 149% to $3,111,000 in the first quarter of 2001 from $1,250,000 in the first quarter of 2000, due primarily to lower license and service revenues and costs related to WebResolve. The loss was partially offset by lower research and development, general and administrative and non-employee stock compensation, as discussed above.

     Other Income, Net. Other income, net decreased $76,000 to $174,000 in the first quarter of 2001 compared to $250,000 for the first quarter of 2000. Other income, net for the first quarter of 2001 consists primarily of interest income ($143,000) and net sub-lease income ($26,000). Other income, net for the first quarter of 2000 consisted primarily of interest income ($157,000), a gain on termination of a capital lease ($55,000) and sub-lease income ($40,000).

     Provision for Income Taxes.   We recorded a benefit for income taxes of
$86,000 in the first quarter of 2001 as compared to a provision of $40,000 in the first quarter of 2000. The benefit in 2001 was due primarily to the expiration of certain tax contingencies ($113,000) but was partially offset by a foreign tax provision for the current quarter ($38,000). The income tax provisions are primarily for non-U.S. taxes as the Company anticipates utilizing net operating losses to offset any pre-tax income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

     Net cash used for operating activities during the first quarter of 2001 was $2,663,000 compared to $807,000 used for operating activities in the first quarter of 2000. The negative cash flow from operations in the first quarter of 2001 was primarily the result of the net loss from operations ($2,851,000), an increase in prepaid expenses due to the timing of insurance payments ($403,000), and a decrease in accounts payable ($169,000). The amounts were partially offset by a decrease in accounts receivable ($267,000), an increase in deferred revenue ($146,000) and non-cash depreciation and amortization ($567,000).

     Net cash used for investing activities during the first quarter of 2001 was $1,927,000 compared to net cash provided by investing activities of $5,582,000 in the first quarter of 2000. The net cash used for investing activities in the first quarter of 2001 resulted from net purchases of short-term investments ($1,904,000) and purchases of property and equipment ($109,000), which were partially offset by a decrease in other assets ($86,000).

     Net cash provided by financing activities during the first quarter of 2001 was $84,000 compared to net cash provided by financing activities in the first quarter of 2000 of $2,723,000. The net cash provided during the first quarter of 2001 was due to the exercise of stock options under the Company's stock option plans ($84,000).

     We believe that the cash and short-term investments balance of $9,329,000 at March 31, 2001 will be sufficient to meet liquidity requirements for the next twelve months. From time to time, we may also consider the acquisitions of, or evaluate investments in, certain products and businesses complementary to our business. Any such acquisitions or investments may require additional capital resources. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to us.

     At March 31, 2001, our long-term liquidity needs consisted principally of operating lease commitments related to facilities and office equipment.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     (a) Quantitative Information About Market Risk.

          Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and investment risk. As of March 31, 2001, we had $6,329,000 of cash and cash equivalents and $3,000,000 of short-term investments with a weighted average variable rate of 4.81% and 5.09%, respectively. As of December 31, 2000, we had $10,827,000 of cash and cash equivalents and $1,096,000 of short-term investments with a weighted average variable rate of 6.44% and 6.69%, respectively.

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

     We currently have no short or long-term debt.

     (b) Qualitative Information About Market Risk

          While our consolidated financial statements are prepared in United States Dollars, a portion of our worldwide operations have a functional currency other than the United States Dollar. In particular, we maintain operations in Germany, Japan, Korea, the Netherlands, Poland and the United Kingdom, where the functional currencies are: Deutschemark, Yen, Won, Dutch Guilder, Zloty and British Pound, respectively. Most of our revenues are denominated in the United States Dollar. Fluctuations in exchange rates may have a material adverse effect on our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, exchange fluctuations have not had a material impact on our earnings and we have not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. We do not have a policy relating to hedging. There can be no assurance that any hedging techniques implemented by us would be successful or that our results of operations will not be materially adversely affected by exchange rate fluctuations. Our foreign assets are not material.

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

                                     VERTEL CORPORATION
                                     (Registrant)


Date: May 14, 2001                   /s/  CRAIG S. SCOTT
                                     --------------------
                                     Craig S. Scott
                                     Vice President, Finance and Administration,
                                     and Chief Financial Officer
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

3.3 (and 4.1)  Amended and Restated Articles of Incorporation of the Registrant.
               (10)

3.4 (and 4.2)  Bylaws of the Registrant, as amended to date. (12)

3.5            Certificate of amendment to Company's articles of incorporation, as filed with the California Secretary of State on April 7, 1998, changing the Company's name to Vertel Corporation. (6)

10.5           1991 Employee Stock Purchase Plan and form of subscription agreement thereunder. (2)

10.6           Form of Indemnification Agreement. (1)

10.22          Lease Agreement between the Registrant and Moorpark Associates, a
                 California Limited Partnership, dated February 5, 1993. (3)

10.32          1996 Directors' Stock Option Plan and forms of option agreement thereunder. (5)

10.48          Lease Agreement between the Registrant and Nomura-Warner Center
                 Associates, L.P., dated November 26, 1996. (4)

10.68          Form of Retention Agreement between the Company and each of its officers. (7)

10.72          Employment Agreement between the Company and Cyrus D. Irani dated
                 January 12, 1999. (8)

10.75          Amended 1996 Directors' Stock Option Plan and form of option agreement thereunder. (8)

10.76          Amended 1998 Stock Option Plan and form of option agreement thereunder. (8)

10.77          Employment Agreement between the Company and Stephen J. McDaniel dated November 1, 1999.(8)

10.80          Amendment No. 1, dated December 3, 1999 to the Employment
                 Agreement between the Company and Cyrus D. Irani. (8)

10.81          Vertel Corporation 2000 Stock Option Plan (9)

10.82          Employment Agreement between the Company and Tonia G. Graham dated July 5, 2000. (11)

10.83          Employment Agreement between the Company and Craig S. Scott dated December 1, 2000. (11)

11.0           Statement re: Computation of per share earnings (12)


(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrants Registration Statement on Form S-1 and Amendment No. 1 thereto (File No. 33-43544) which became effective on December 9, 1991.

(2) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), ''Exhibits,'' of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.

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

(11) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), ''Exhibits,'' of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(12) Filed herewith.

     (b) Reports on Form 8-K

     None