Form 10-Q
period 2001-06-30
VERTEL CORP
filed 2001-08-14
CIK 880458

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D. C. 20549


                                   FORM 10-Q

(Mark one)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2001


                                      OR



     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the transition period from ________to_______.

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


                                 Yes X   No
                                     -      ---


As of August 8, 2001 there were 32,891,689 shares of common stock outstanding.

================================================================================

                        PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                              VERTEL CORPORATION


                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)



                                                                                        June 30,                December 31,
                               ASSETS                                                     2001                      2000
                                                                                       ---------                ------------
Current assets:
   Cash and cash equivalents.......................................                     $  4,176                   $ 10,827
   Short-term investments..........................................                        3,000                      1,096
   Trade accounts receivable (net of allowances of $543 as of
       June 30, 2001 and $536 as of December 31, 2000).............                        3,971                      3,453
   Prepaid expenses and other current assets.......................                          511                        215
                                                                                        --------                   --------
     Total current assets..........................................                       11,658                     15,591

Property and equipment, net........................................                          800                      1,111
Investments........................................................                          528                        759
Goodwill, net......................................................                        9,809                      3,034
Other assets.......................................................                          212                        314
                                                                                        --------                   --------
                                                                                        $ 23,007                   $ 20,809
                                                                                        ========                   ========
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt.................................................                     $    100                   $     --
   Accounts payable................................................                          892                        669
   Accrued wages and related liabilities...........................                        1,245                      1,149
   Accrued restructuring expenses..................................                           48                         48
   Accrued taxes payable...........................................                          351                        480
   Other accrued liabilities.......................................                        1,367                      1,530
   Accrued acquisition liabilities.................................                          459                         --
   Deferred revenue................................................                        1,030                      1,091
                                                                                        --------                   --------
     Total liabilities.............................................                        5,492                      4,967
                                                                                        --------                   --------

Shareholders' equity:
   Preferred stock, par value $.01, 2,000,000 shares authorized;
     none issued and outstanding
   Common stock, par value $.01, 100,000,000 shares authorized;
      shares issued and outstanding:  2001, 32,887,589;
          2000, 28,326,285.........................................                          329                        283
   Additional paid-in capital......................................                       93,102                     86,510
   Accumulated deficit.............................................                      (75,237)                   (70,502)
   Accumulated comprehensive loss..................................                         (679)                      (449)
                                                                                        --------                   --------
     Total shareholders' equity....................................                       17,515                     15,842
                                                                                        --------                   --------
                                                                                        $ 23,007                   $ 20,809
                                                                                        ========                   ========

          See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                   (in thousands, except per share amounts)

                                                 Three Month Period Ended           Six Month Period Ended
                                               ---------------------------        ------------------------
                                                June 30,         June 30,           June 30,       June 30,
                                                  2001              2000              2001            2000
                                               ---------         ---------         ---------       --------
Net revenues:
    License...................................   $ 2,079           $ 3,524           $ 3,415         $ 6,435
    Service and other.........................     1,437             1,757             2,699           3,857
                                                 -------           -------           -------         -------
          Net revenues........................     3,516             5,281             6,114          10,292
                                                 -------           -------           -------         -------

Cost of revenues:
    License...................................        50               255               224             478
    Service and other.........................     1,853             1,361             3,625           2,775
                                                 -------           -------           -------         -------
          Total cost of revenues..............     1,903             1,616             3,849           3,253
                                                 -------           -------           -------         -------
Gross profit..................................     1,613             3,665             2,265           7,039
                                                 -------           -------           -------         -------

Operating expenses:
    Research and development..................       897             1,389             1,757           2,842
    Sales and marketing.......................     1,521             1,892             3,303           3,470
    General and administrative................       835               957             1,718           2,053
    General and administrative - non-cash
        stock compensation....................        --               259                --             518
    Goodwill amortization.....................       361               238               599             476
                                                 -------           -------           -------         -------
         Total operating expenses.............     3,614             4,735             7,377           9,359
                                                 -------           -------           -------         -------

Operating loss................................    (2,001)           (1,070)           (5,112)         (2,320)
Other income, net.............................       121             1,173               295           1,423
                                                 -------           -------           -------         -------
Income (loss) before provision for
    income taxes..............................    (1,880)              103            (4,817)           (897)
Provision (benefit) for income taxes..........         4                40               (82)             80
                                                 -------           -------           -------         -------
Net (loss) income.............................    (1,884)               63            (4,735)           (977)
Other comprehensive expense...................       (57)              (34)             (230)            (47)
                                                 -------           -------           -------         -------
Comprehensive (loss) income...................   $(1,941)          $    29           $(4,965)        $(1,024)
                                                 =======           =======           =======         =======

Basic net (loss) income per common share......    ($0.06)            $0.00            ($0.16)         ($0.04)
                                                 =======           =======           =======         =======

Diluted net (loss) income per common share....    ($0.06)            $0.00            ($0.16)         ($0.04)
                                                 =======           =======           =======         =======

Weighted average shares outstanding used in
      net (loss) income per common share
      calculations:
       Basic..................................    29,912            27,853            29,133          27,422
       Diluted................................    29,912            31,608            29,133          27,422

          See accompanying notes to consolidated financial statements.

                              VERTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                    Six Month Period Ended
                                                                           ---------------------------------------
                                                                             June 30,                    June 30,
                                                                               2001                        2000
                                                                           -----------                 -----------
Cash flows from operating activities:
  Net loss from operations.........................................            $(4,735)                    $  (977)
  Adjustments to reconcile net loss to net cash provided
       by (used for) operating activities:
    Depreciation and amortization..................................              1,222                       1,264
    Provision for returns and bad debts............................                  7                          55
    Non-cash stock compensation....................................                 --                         518
    Changes in operating assets and liabilities....................             (1,035)                     (2,699)
                                                                               -------                     -------

    Net cash used for operating activities.........................             (4,541)                     (1,839)
                                                                               -------                     -------

Cash flows from investing activities:
  Net sales (purchases) of short-term investments..................             (1,904)                      5,677
  Purchases of property and equipment..............................               (207)                       (371)
  Cash acquired in business acquisition, net of cash paid..........                 69                          --
  Changes in other assets..........................................                118                          (1)
                                                                               -------                     -------

    Net cash (used for) provided by investing activities...........             (1,924)                      5,305
                                                                               -------                     -------

Cash flows from financing activities:
  Proceeds from exercise of stock options..........................                113                       3,340
  Payments on short term debt and capital lease obligations........               (300)                        (26)
                                                                               -------                     -------

    Net cash (used for) provided by financing activities...........               (187)                      3,314
                                                                               -------                     -------

Effect of exchange rate changes on cash............................                  1                         (47)
                                                                               -------                     -------

Net (decrease) increase in cash and cash equivalents...............             (6,651)                      6,733

Cash and cash equivalents, beginning of period.....................             10,827                       3,974
                                                                               -------                     -------

Cash and cash equivalents, end of period...........................            $ 4,176                     $10,707
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

     It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of results that may be expected for the full year.

     Revenues are generated primarily from software licenses, royalty agreements, professional services and maintenance contracts. Sales to Alcatel USA and Efficient Networks each comprised approximately 15% of net revenues in the second quarter of 2001. Sales to Alcatel USA comprised approximately 16% of net revenues for the first half of 2001. Sales to U.S. Department of Defense and Alcatel USA comprised approximately 35% and 14% of net revenues respectively, in the second quarter of 2000. Sales to U.S. Department of Defense and Alcatel USA comprised approximately 18% and 22% of net revenues respectively, in the first half of 2000. Alcatel USA and Efficient Networks represented approximately 18% and 14%, respectively, of accounts receivable at June 30, 2001.

2.  Statement of Cash Flows

     Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

                                                      Six Month Period Ended
                                                      ----------------------
                                                      June 30,      June 30,
                                                        2001          2000
                                                      --------      --------
Trade accounts receivable......................      $  (166)       $  (724)
Prepaid expenses and other current assets......         (288)          (789)
Accounts payable...............................           18           (528)
Accrued wages and related liabilities..........         (160)           132
Cash payments for restructuring expenses.......           --           (391)
Other accrued liabilities......................         (163)            89
Accrued taxes payable..........................         (129)           115
Deferred revenue...............................         (147)          (603)
                                                     -------        -------
                                                     $(1,035)       $(2,699)
                                                     =======        =======


     No cash payments were made for restructuring expenses in the six month period ended June 30, 2001.

3.  Segment Reporting

     The Company operates and reports its activities through two principal segments, license and service. The following schedule reflects revenues and gross profit for the two segments for the three and six month periods ending June 30, 2001 and June 30, 2000 (in thousands):


                                             Three Month Period Ended   Six  Month Period Ended
                                             ------------------------   ------------------------
                                                        June 30,               June 30,
                                                       ---------              ---------

                                               License  Service  Total  License  Service  Total
                                               -------  -------  -----  -------  -------  -----

 2001
   Revenues..................................  $2,079  $1,437   $3,516  $3,415  $2,699   $ 6,114
   Gross profit..............................   2,029    (416)   1,613   3,191    (926)    2,265
2000
   Revenues..................................   3,524   1,757    5,281   6,435   3,857    10,292
   Gross profit..............................   3,269     396    3,665   5,957   1,082     7,039

     All of our revenues were earned from external customers.

                              VERTEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Gross profit is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision-makers as the principal operating indicator in measuring segment profitability.

     The Company has not recorded or managed its balance sheet accounts by segment and does not record depreciation and amortization by segment.

4.  Recent Accounting Pronouncements

     In June 1998, June 1999, and June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment to SFAS No. 133", respectively. SFAS No. 133, as amended, requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company does not currently participate in hedging activities or own derivative instruments. The Company's adoption of SFAS No. 133, as amended, in the first quarter of 2001 did not have any impact on its consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. The Company recorded $599,000 of amortization of goodwill in the first six months of 2001. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

5. Purchase of Assets and Assumption of Liabilities of Trigon Technology Group, Inc.

     On May 30, 2001, the Company acquired all of the material assets and assumed certain liabilities of Trigon Technology Group, Inc. ("Trigon").

     The acquisition price was approximately $7,145,000 and consisted of 4,500,000 shares of the Company's common stock valued at $6,525,000 and acquisition costs of $620,000. The value of the Company's common stock was determined based on the closing market price of the Company's common stock as quoted by the NASDAQ on the closing date of the acquisition (May 30, 2001). At June 30, 2001 the Company had paid $161,000 of the acquisition costs.

     The total purchase price of $7,145,000 has been allocated to the assets and liabilities of Trigon based on management's preliminary estimates of their fair value, with the excess costs over the net liabilities assumed being allocated to goodwill, amounting to $7,375,000.

     The operating results of Trigon are included in the Company's consolidated financial statements from the date of acquisition. The unaudited pro forma consolidated information set forth below presents the consolidated results of operations as if the acquisition had taken place at the beginning of the period presented.

     These pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred if the acquisition had taken place at the beginning of the period presented or the results that may occur in the future.

                              VERTEL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    Pro forma consolidated results for the periods ended June 30, 2001 and June 30, 2000 are as follows (in thousands, except per share data):


                                       Three Month Period Ended           Six Month Period Ended
                                     ----------------------------       ---------------------------
                                       June 30,         June 30,          June 30,         June 30,
                                         2001             2000              2001             2000
                                     ---------        ----------        ----------       ----------
Revenues.........................      $ 3,627           $ 5,692          $ 6,821          $10,928
Net loss.........................       (2,694)             (369)          (6,140)          (2,937)
Basic and diluted net loss per
  common share...................      $ (0.08)          $ (0.01)         $ (0.18)         $ (0.09)
Weighted average shares
  outstanding used in net loss
  per common share calculations -
  Basic and diluted..............       34,412            32,353           33,633           31,922


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General

     We are a provider of telecommunications software and middleware in the form of products and services for network management applications and telecommunications devices. We develop, market, and support vertically integrated, object oriented software solutions for the management of public telecommunications networks. Our solutions cover the Telecommunications Management Network (TMN) market and the emerging Common Object Request Broker Architecture (CORBA) telecommunications market. Our TMN products are based on the International Telecommunications Union's TMN standard and support network operation and management over diverse transmission media and protocols. We believe that we offer the only commercially available, fully interoperable suite of products and tools that span the network element, element management, network management, and service management layers of the TMN model. Our CORBA software products (e*ORB) are designed to enable Operations Support Systems (OSS) and network infrastructure to integrate in ways that will accelerate network and service deployment and provide for the transition from TMN managed networks to CORBA solutions. Our CORBA software also provides command and control software infrastructure for telecommunications hardware and systems. The Vertel Mediation Framework (Mediation Framework) software product is used to simplify and accelerate the integration of network infrastructure with telecom OSS infrastructure. We offer embedded software for network equipment and software solutions to allow telecommunications service providers to integrate proprietary, Simple Network Management Protocol (SNMP), TMN and CORBA based network management systems with standards-based solutions. In addition, we offer object oriented software platforms that facilitate the rapid development of network and service management applications and features such as fault detection and automatic response, remote improvement of network configuration, automation of accounting and billing functions and optimization of network traffic and security.

     On May 30, 2001, we acquired all the material assets and assumed certain liabilities of Trigon Technology Group, Inc. (Trigon). Trigon was founded in 1999 and developed, marketed, and supported vertically integrated, object oriented software tools and solutions for the management of public telecommunications networks. The acquired tools and solutions, primarily the OM-2000 product family, cover multiple communications protocols including CORBA, TMN/Q3, SNMP, TL1 and the emerging XML. The primary markets are telecommunications equipment manufacturers, computer systems original equipment manufacturers (OEMs) and Internet access providers. The operating results of Trigon are included in our consolidated financial statements from the date of acquisition.

     In September 2000, we announced plans to offer a new set of services based on our Mediation Framework. These web-based hosted services, called WebResolve(TM), are designed to automate service assurance functions for telecommunications providers. Costs of approximately $704,000 and $1,259,000, consisting primarily of payroll and related overhead costs for service and sales and marketing personnel, and contract services relating to the introduction of WebResolve are included in the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

second quarter and the first six months of 2001. However, we do not expect any material revenues from WebResolve in 2001.

     We also provide professional services, such as turnkey management solutions, in addition to product integration and product application services. Our professional services include system analysis and design, source code portation and interface, custom application development, conformance and certification testing, and technical support services.

     We recognize software license revenue based on the American Institute of Certified Public Accountants Statement of Position No. 97-2, as amended. Our software license agreements generally do not provide for a right of return. We maintain reserves for returns and potential credit losses, neither of which has had a material effect on our results of operations or financial condition to date.

     Pursuant to our license agreements, licensees may distribute binary or embedded versions of our software in our licensees' products. Royalties or runtime revenues become due upon shipment by our licensee of products containing the binary or embedded code. Generally, software license royalty revenue is recognized upon notification by our licensee that products incorporating our software have been shipped by our licensee. Because of the development times required for licensees to design and ship products containing binary or embedded software, we generally do not receive royalties from shipments of such products for at least three quarters after the date we initially ship source code.

     We separately offer professional services, including system design and engineering, custom application development, source code portation, conformance testing and certification, and application development. Many of our customers contract for professional services. These services are typically based on a detailed statement of work. Professional services revenue varies according to the size, timing, and complexity of the project and is typically billed based on satisfaction of certain milestones or on a per day fee. Revenue from professional services is recognized using the percentage of completion method, or on a time and materials basis. In certain cases, customers reimburse us for non-recurring engineering efforts. Such reimbursements are recognized as revenue and associated costs are reflected as cost of revenues.

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

     While a significant portion of our revenues depends on products complying with the TMN standard and must be evaluated in light of the risks and uncertainties frequently encountered by companies dependent upon such standards and products, we continue to expand our products and technologies to reduce our dependence on TMN. In addition, our markets are new and rapidly evolving which heightens these risks and uncertainties. To address these risks, we must, among other things, successfully implement our marketing strategy, respond to competitive developments, continue to develope and upgrade our products and technologies more rapidly than our competitors, and commercialize our products and services incorporating these enhanced technologies. There can be no assurance that we will succeed in addressing any or all of these risks.

FORWARD-LOOKING INFORMATION AND SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on our web site or otherwise, in the future by us or on our behalf. Statements that are not historical are forward-looking. When used by or on behalf of us, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements.

     Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to us and the markets we serve. Particular risks and uncertainties facing

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

us at the present include our ability, including financial ability, to continue to invest in research and development necessary for the development of new and existing products (including WebResolve) that are required to offset the continuing decline in Telecommunications Management Network (TMN) revenues; the timely and successful development of existing and new markets; the maturing nature of the TMN product marketplace and the financial uncertainties associated with an anticipated decline in TMN revenues; the fact that some of our products are relatively new and, although we see developing market interest, it is difficult to predict sales for new products such as e*ORB, Mediation Framework, OM 2000 and WebResolve and the market may or may not ultimately adopt these technologies; the length of our sales cycle for most of our products, including e*ORB, Mediation Framework and OM2000, making initial license sales and future royalties difficult to forecast; the severe impact that the slowdown in the U.S. economy has had on the telecommunications industry, forcing a number of service providers to cease operations and resulting in the cancellation or postponement of several transactions we had in progress; additional difficulty in predicting royalty revenue because that revenue is dependent on successful development and deployment by our customers of our products; fluctuation from quarter to quarter in revenue from our professional service unit as a result of a limited number of large consulting contracts; whether we have large contracts and the timing of such contracts; loss of key customer, partner or alliance relationships and the possibility that we may not be able to replace the loss of a significant customer; the dependence on a limited number of customers for a significant portion of our quarterly license revenues; size and timing of license fees closed during the quarter which may result in large swings in quarterly operating results and the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter, frequently in the last weeks or even days of a quarter, which further adds to the difficulty of forecasting and leads to a substantial risk of variance from actual results; and our ability to control expenditures at a level consistent with revenues.

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

Results of Operations

     Net Revenues. Net revenues decreased 33% to $3,516,000 for the three months ended June 30, 2001 (the "second quarter of 2001") compared to $5,281,000 for the three months ended June 30, 2000 (the "second quarter of 2000"), and decreased 41% to $6,114,000 for the six months ended June 30, 2001 (the "first half of 2001") compared to $10,292,000 for the six months ended June 30, 2000 (the "first half of 2000").

     License revenues consist primarily of license fees and royalties derived from the Company's software solutions and development platforms. License revenues decreased 41% to $2,079,000 during the second quarter of 2001 from $3,524,000 during the second quarter of 2000, primarily as a result of a large license transaction with the U.S. Department of Defense in the second quarter of 2000 for several products, the majority of which were newer products including Vertel Mediation Framework, certain CORBA services and e*ORB ($1,775,000). This decrease was partially offset by the inclusion of license revenues from Trigon products ($240,000) following the May 30, 2001 acquisition. License revenues for the first half of 2001 decreased 47% to $3,415,000 compared to $6,435,000 for the first half of 2000. The decrease reflected the second quarter of 2000 transaction with the U.S. Department of Defense as well as lower TMN product revenues and lower revenues from legacy CORBA products. These decreases were

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

partially offset by license revenues from newer products, including the Vertel Mediation Framework and e*ORB and from the inclusion of Trigon revenues. While we expect to continue to sell TMN-based software in the near term, particularly in Asia and the Pacific Rim, we expect that these products will be phased out over time as new technologies such as e*ORB and Mediation Framework take its place.

     Service revenues, which consist primarily of fees from professional service unit ("PSU") projects, software maintenance, training and non-recurring engineering services, decreased 18% to $1,437,000 during the second quarter of 2001 from $1,757,000 during the second quarter of 2000. The decrease was the result of lower software maintenance ($185,000), which was primarily due to non-renewals of maintenance contracts on older or discontinued products, and lower PSU revenue due to fewer and smaller projects ($238,000). These decreases were partially offset by service revenues from Trigon ($103,000). Service revenues for the first half of 2001 decreased 30% to $2,699,000 from $3,857,000 for the first half of 2000. The revenue decrease was primarily due to lower PSU revenue ($1,078,000), and lower software maintenance revenue ($183,000). These decreases were modestly offset by service revenues from Trigon ($103,000).

     Sales to customers outside of the U.S. comprised approximately 29% of net revenues in the second quarter of 2001 compared to approximately 26% in the same period of 2000. For the first half of 2001, sales to customers outside the U.S. comprised approximately 45% of net revenues compared to approximately 24% in the same period of 2000. We have historically reported a high percentage of sales to customers outside of the United States and we expect that international sales will continue to be significant. However, our sales cycle is usually lengthy and results in quarterly fluctuations between geographic markets. In addition, a decline in foreign currencies versus the United States Dollar may reduce our competitiveness in international markets and any political or economic turmoil in our major Asian markets (China, Japan and Korea) could impact future sales in the affected regions.

     Sales to Alcatel USA and Efficient Networks each comprised approximately 15% of net revenues in the second quarter of 2001. Sales to Alcatel USA comprised approximately 16% of net revenues for the first half of 2001. Sales to U.S. Department of Defense and Alcatel USA comprised approximately 35% and 14% of net revenues respectively, in the second quarter of 2000. Sales to U.S. Department of Defense and Alcatel USA comprised approximately 18% and 22% of net revenues respectively, in the first half of 2000. No other single customer accounted for more than 10% of the Company's revenues in either the second quarter or first half of 2001 or 2000.

     The telecom segment has experienced an economic slow down, dating back to the third quarter of 2000. As with many other companies in our industry we have shown lower than anticipated revenues for the past several quarters. There is no industry consensus that the telecom segment economic slowdown has ended, or will end in 2001. While our revenues in the second quarter of 2001 increased as compared with the first quarter of 2001, management anticipates that revenues in both licensing and service segments will continue to be difficult to predict for a number of reasons. Our sales cycle for our products, including the e*ORB product, is long, often requiring six to nine months from initial contact to completion of a sale and recording of revenue. Once a prospect becomes a customer, additional future revenues remain difficult to predict and are dependent on the customer's timing and success in developing and deploying products containing our software. Several of our important products are new and we do not yet have a sales history on which to base predictions for future revenues. If we have a customer that contributes a large percentage of revenues during one period, it may be difficult to replace those revenues in a future period. Additionally, we cannot estimate the timing or extent of the continuing decrease in revenues for TMN-based products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Cost of Revenues - License.   Cost of license revenues consists primarily
of royalty fees paid for third party software, the cost of user documentation and the cost of reproduction and delivery of software. Cost of license revenues was $50,000 and $255,000 for the second quarters of 2001 and 2000, respectively, representing 2% and 7% of license revenues, respectively. Cost of license revenues was $224,000 and $478,000 for the first half of 2001 and 2000, respectively, representing 7% of license revenues in both periods. The lower cost of license revenues for the second quarter and the first half of 2001 compared to the same periods in 2000 is due to a change in to the product mix. Royalty fees are primarily associated with some of our older TMN products and those revenues are lower in 2001 compared to 2000. We have recently entered into agreements to sell several COBRA-based third party products. There were no significant sales of these products in the second quarter or first half of 2001. If sales of these products become significant in future quarters, our cost of license revenues will increase as a percentage of license revenues.

     Cost of Revenues - Service. Cost of service revenues consists primarily of costs associated with performing professional consulting services, software maintenance and technical support to customers, such as telephone support and costs associated with training services, non-recurring engineering services, and our WebResolve service assurance organization. Cost of service revenues was $1,853,000 and $1,361,000 for the second quarters of 2001 and 2000, respectively, representing 129% and 77% of service revenues, respectively. The increase in cost of service revenues in 2001 was the result of expenses relating to WebResolve ($533,000), the addition of Trigon's service organization ($111,000), and the redeployment of certain engineering personnel from our research and development organization to the PSU. Cost of service revenues was $3,625,000 and $2,775,000 for the first half of 2001 and 2000, respectively, representing 134% and 72% of service revenue, respectively. The increase in cost of service revenues during the first half of 2001 was primarily due to expenses relating to WebResolve ($921,000), the addition of Trigon's service organization ($111,000), and the redeployment of certain engineering personnel from our research and development organization to the PSU. We expect to hire additional consulting personnel to expand our capabilities in anticipation of additional consulting service contracts from customers and to staff WebResolve. To the extent that new consulting service contracts and revenue from WebResolve do not materialize, our gross profit from services would be adversely impacted.

     Research and Development. We have historically made significant investments in research and development ("R&D"). Our R&D expenditures are concentrated in the areas of CORBA product development (primarily e*ORB and OM 2000 products) and related application services, and in our Mediation Framework which is designed for the integration of telecom Operation Support Systems and the underlying network equipment management systems. The major components of R&D expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, the cost of facilities and depreciation of capital equipment, which consists primarily of computer and test equipment. Costs related to R&D in certain cases are offset by customer reimbursement of non-recurring engineering efforts.

     Total R&D expenses decreased 35% to $897,000 in the second quarter of 2001 from $1,389,000 in the second quarter of 2000. The decrease in R&D expenses was primarily the result of a reduction in incentive compensation ($50,000), travel expenses ($74,000), and payroll and related facilities costs ($533,000) due to the redeployment of engineering personnel to marketing support and PSU functions in the first quarter of 2001. These decreases were partially offset by the addition of Trigon's R&D organization ($120,000). R&D expenses for the first half of 2001 decreased 38% to $1,757,000 compared to $2,842,000 for the first half of 2000, primarily the result of lower incentive compensation ($152,000), travel expenses ($92,000), and payroll and related facilities costs ($972,000) due to the redeployment of engineering personnel to marketing support and PSU functions in the first quarter of 2001. These decreases were partially offset by the addition of Trigon's R&D organization ($120,000).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Sales and marketing expenses decreased 20% to $1,521,000 in the second quarter of 2001 from $1,892,000 in the second quarter of 2000. The decrease was primarily due to lower sales commissions due to lower revenues as compared to the second quarter of 2000 ($178,000), lower trade show expenses ($123,000), lower recruiting and relocation costs ($85,000), and lower travel costs ($65,000), which were partially offset by the additional costs of Trigon following the acquisition ($120,000). Sales and marketing expenses for the first half of 2001 decreased 5% to $3,303,000 from $3,470,000 for the first half of 2000 primarily due to lower sales commissions due to lower revenues in the first half of 2001 as compared to the first half of 2000 ($194,000), lower trade show expenses ($107,000), lower recruiting and relocation costs ($95,000) and lower travel costs ($86,000), which were partially offset by additional costs relating to the Trigon sales and marketing organization ($120,000) and higher salaries which are primarily related to WebResolve ($169,000).

     General and Administrative.   General and administrative expenses consist
primarily of salaries, facilities costs and other related expenses for administrative, executive and financial personnel as well as professional fees and investor relations costs. General and administrative expenses decreased 13% to $835,000 in the second quarter of 2001 compared to $957,000 in the second quarter of 2000. The decrease in the second quarter of 2001 was primarily the result of lower payroll, bonus compensation and related benefit costs ($116,000), as well as a lower provision for bad debts ($65,000). These decreases were partially offset by an increase in shareholder expenses ($58,000) primarily due to higher professional fees, printing, and handling costs associated with our proxy statement and Annual Report on Form 10-K and the addition of Trigon's general and administrative organization ($23,000). General and administrative expenses for the first half of 2001 decreased 16% to $1,718,000 from $2,053,000 for the first half of 2000. The decrease for the first half of 2001 was primarily due to lower payroll, bonus compensation and related benefit costs ($163,000), a lower provision for bad debts ($80,000), and lower professional fees related to merger and acquisition activities ($92,000). These decreases were partially offset by an increase in shareholder expenses ($45,000) primarily due to higher costs associated with our proxy statement and Annual Report on Form 10-K as noted above and the addition of Trigon's general and administrative organization ($23,000).

     General and Administrative - Non-Cash Stock Compensation.   We had no non-
cash stock compensation in the second quarter or first half of 2001. We had non-cash stock compensation of $259,000 and $518,000 for the second quarter and first half of 2000, respectively. The charges in both periods in 2000 relate to the value of stock options held by non-employee directors that vested during the periods.

     Goodwill Amortization.   Goodwill amortization for the second quarter of
2001 was $361,000, compared to $238,000 in the second quarter of 2000. Goodwill amortization for the first half of 2001 was $599,000 compared to $476,000 for the first half of 2000. The goodwill results from the purchase of Expersoft in March of 1999, which is being amortized on a straight-line basis over five years at approximately $238,000 per quarter, and from the purchase of Trigon in May of 2001, which is being amortized on a straight-line basis over five years at approximately $369,000 per quarter. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which, effective January 1, 2002, will require, among other things, we discontinue goodwill amortization and complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not yet determined the full impact of SFAS No. 142 on our financial position and results of operations.

     Operating Loss. The Company's operating loss increased 87% to $2,001,000 in the second quarter of 2001 from $1,070,000 in the second quarter of 2000, due primarily to lower license and service revenues, costs related to WebResolve and increased goodwill amortization related to the purchase of Trigon in May 2001. The loss was partially offset by lower research and development, sales and marketing and general and administrative costs, as described above. The operating loss for the first half of 2001 increased 120% to $5,112,000 compared to an operating loss of $2,320,000 for the corresponding period in 2000, also due primarily to lower license and service revenues and costs related to WebResolve. The loss was partially offset by lower research and development, sales and marketing and general and administrative costs, as discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Other Income, Net. Other income, net decreased $1,052,000 to $121,000 in the second quarter of 2001 compared to $1,173,000 for the second quarter of 2000. Other income, net for the second quarter of 2001 consists primarily of interest income ($95,000) and net sub-lease income ($26,000). For the first half of 2001, other income, net decreased $1,128,000 to $295,000 compared to $1,423,000 for the first half of 2000. Other income, net for the first half of 2001 consists primarily of interest income ($238,000) and net sub-lease income ($52,000). Other income, net for the second quarter of 2000 consisted primarily of a non-recurring gain on the sale of the Company's remaining equity interest in Systems Wizards ($961,000) and interest income ($175,000). Other income, net for the first half of 2000 was primarily the gain on sale of the Systems Wizards investment as described above, interest income ($332,000), net sub-lease income ($68,000) and a gain on the early termination of a capital lease ($55,000).

     Provision for Income Taxes.   We recorded a provision for income taxes of
$4,000 in the second quarter of 2001 compared to $40,000 in the second quarter of 2000. For the first half of 2001, we have recorded a benefit for income taxes of $82,000 compared to a provision of $80,000 for the first half of 2000. The benefit in 2001 was due primarily to the expiration of certain tax contingencies ($113,000) but was partially offset by a foreign tax provision for the current period. The income tax provisions are primarily for non-U.S. taxes as we anticipate utilizing net operating losses to offset any pre-tax income for U.S. income tax purposes.


Liquidity and Capital Resources

     Net cash used for operating activities during the first half of 2001 was $4,541,000 compared to $1,839,000 used by operating activities in the first half of 2000. The negative cash flow from operations in the first half of 2001 was primarily the result of the net loss ($4,735,000), an increase in prepaid expenses due to the timing of insurance payments ($288,000), an increase in accounts receivable ($166,000), a decrease in other accrued liabilities ($163,000), and a decrease in accrued payroll ($160,000). The amounts were offset by non-cash depreciation and amortization ($1,222,000).

     Net cash used for investing activities during the first half of 2001 was $1,924,000 compared to net cash provided by investing activities of $5,305,000 in the first half of 2000. The net cash used for investing activities in the first half of 2001 resulted from net purchases of short-term investments ($1,904,000) and purchases of property and equipment ($207,000), which were partially offset by a decrease in other assets ($118,000) and cash acquired in the Trigon acquisition, net of cash paid ($69,000).

     Net cash used for financing activities during the first half of 2001 was $187,000 compared to net cash provided by financing activities in the first half of 2000 of $3,314,000. The net cash used for financing activities during the first half of 2001 was due to payments on short term debt resulting from the Trigon transaction ($300,000), which was partially offset by the exercise of stock options under our stock option plans ($113,000).

     We believe that our cash and short-term investments balance of $7,176,000 at June 30, 2001 will be sufficient to meet our liquidity requirements for the next twelve months. From time to time, we may also consider the acquisitions of, or evaluate investments in, products and businesses complementary to our business. Any such acquisitions or investments may require additional capital resources. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to us.

     At June 30, 2001, our long-term liquidity needs consisted principally of operating lease commitments related to facilities and office equipment.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     (a)  Quantitative Information About Market Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and investment risk. As of June 30, 2001, we had $4,176,000 of cash and cash equivalents and $3,000,000 of short-term investments with a weighted average variable rate of 3.71% and 4.04%, respectively.

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

     As of June 30, 2001 we had short-term debt of $100,000 related to the Trigon transaction, which was fully paid in July 2001. We have no long-term debt.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The registrant's annual meeting of shareholders was held on May 17, 2001.

(b) The following Class I directors were elected at the meeting: Robert T. Flood, Cyrus D. Irani and Jack P. Reily.

     Voting results for the election of all director nominees were as follows:

                                                                            Broker
                               In Favor     Opposed        Withhold       Non-Votes
                               --------     -------        ----------     ---------
      Robert T. Flood        26,539,315      18,747         394,470         N/A
      Cyrus D. Irani         26,063,051     495,011         870,734         N/A
      Jack P. Reily          26,504,363      53,699         429,422         N/A

     The current term for Class II directors, including, Ralph K. Ungermann, will continue until the 2002 annual meeting of shareholders.

(c) The other matters voted upon at the meeting, and results of those votes, were as follows:

     (I) Proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors for the Company for the fiscal year ending December 31, 2001.

                 In Favor    Opposed   Abstain   Broker Non-Votes
                 -------     -------   -------   ----------------
               26,610,526    213,092   110,167          N/A


ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The exhibits required to be furnished are listed in the Exhibit List following this report.

(b)  REPORTS ON FORM 8-K

     On June 13, 2001 the Company filed a Form 8-K to report the purchase of substantially all of the assets and assume substantially all of the liabilities of Trigon Technology Group, Inc. pursuant to an Agreement and Plan of Merger and Reorganization and Liquidation dated May 30, 2001.

     On August 13, 2001, the Company filed an 8-K/A (Amended Form 8-K) to report the purchase of substantially all of the assets and assume substantially all of the liabilities of Trigon Technology Group, Inc. pursuant to an Agreement and Plan of Merger and Reorganization and Liquidation dated May 30, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VERTEL CORPORATION
                                  (Registrant)



Date: August  14, 2001            /s/   CRAIG S. SCOTT
                                  ----------------------------------------------
                                  Craig S. Scott
                                  Vice President, Finance and Administration,
                                  and Chief Financial Officer
                                  (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

2.1 Agreement and Plan of Reorganization and Liquidation, dated May 30, 2001, by and between Vertel Corporation and Trigon Technology Group, Inc. (14)

3.3 (and 4.1)  Amended and Restated Articles of Incorporation of the Registrant.
               (11)

3.4 (and 4.2)  Bylaws of the Registrant, as amended to date. (13)

3.5 Certificate of amendment to Company's articles of incorporation, as filed with the California Secretary of State on April 7, 1998, changing the Company's name to Vertel Corporation. (7)

3.6 Preferred Shares Rights Agreement dated as of April 29, 1997 with Chase Mellon Shareholder Services, LLC. (5)

10.5 1991 Employee Stock Purchase Plan and form of subscription agreement thereunder. (2)

10.6           Form of Indemnification Agreement. (1)

10.22 Lease Agreement between the Registrant and Moorpark Associates, a California Limited Partnership, dated February 5, 1993. (3)

10.32 1996 Directors' Stock Option Plan and forms of option agreement thereunder. (6)

10.48 Lease Agreement between the Registrant and Nomura-Warner Center Associates, L.P., dated November 26, 1996. (4)

10.68 Form of Retention Agreement between the Company and each of its officers. (8)

10.72 Employment Agreement between the Company and Cyrus D. Irani dated January 12, 1999. (9)

10.75 Amended 1996 Directors' Stock Option Plan and form of option agreement thereunder. (9)

10.76 Amended 1998 Stock Option Plan and form of option agreement thereunder. (9)

10.77 Employment Agreement between the Company and Stephen J. McDaniel dated November 1, 1999.(9)

10.80 Amendment No. 1, dated December 3, 1999 to the Employment Agreement between the Company and Cyrus D. Irani. (9)

10.81          Vertel Corporation 2000 Stock Option Plan (10)

10.82 Employment Agreement between the Company and Tonia G. Graham dated July 5, 2000. (12)

10.83 Employment Agreement between the Company and Craig S. Scott dated December 1, 2000. (12)

10.84 2001 Nonqualified Stock Option Plan and Form of Notice of Stock Option Grant and Form of Stock Option Agreement with attached Notice of Exercise. (15)

11.0           Statement re: Computation of per share earnings (16)


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

(5) Incorporated by reference from registrants's report on Form 8-A as filed with the Securities and Exchange Commission on April 30, 1997.

(6) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

(7) Incorporated by reference from registrant's report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 1998.

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

(13) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits," of the Registrant's Quarterly Report on Form
     10-Q for the fiscal quarter ended March 31, 2001.

(14) Incorporated by reference to Exhibit 2.1 from registrant's report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 2001.

(15) Incorporated by reference to Exhibits 5.1, 5.2 and 5.3 from registrant's report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 2001.

(16) Filed herewith.