Form 10-Q
period 2001-09-30
VERTEL CORP
filed 2001-11-14
CIK 880458

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark one)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from ___ to ___.

                         Commission File Number 0-19640

                              ---------------------

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

                                 Yes |X| No |_|.

As of November 12, 2001 there were 32,891,689 shares of common stock outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               VERTEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                      September 30,    December 31,
                                          ASSETS                                          2001             2000
                                                                                          ----             ----
Current assets:
    Cash and cash equivalents .....................................................   $       4,485    $      10,827
    Short term investments ........................................................              --            1,096
    Trade accounts receivable (net of allowances of $541 as of
         September 30, 2001 and $536 as of December 31, 2000) .....................           4,335            3,453
    Prepaid expenses and other current assets .....................................             406              215
                                                                                      -------------    -------------
       Total current assets .......................................................           9,226           15,591

    Property and equipment, net ...................................................             540            1,111
    Investments ...................................................................             494              759
    Goodwill, net .................................................................           9,202            3,034
    Other assets ..................................................................             308              314
                                                                                      -------------    -------------
                                                                                      $      19,770    $      20,809
                                                                                      =============    =============

                            LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
    Accounts payable ..............................................................   $         662    $         669
    Accrued wages and related liabilities .........................................           1,079            1,149
    Accrued restructuring expenses ................................................              48               48
    Accrued taxes payable .........................................................             365              480
    Other accrued expenses ........................................................           1,641            1,530
    Accrued acquisition liabilities ...............................................             158               --
    Deferred revenue ..............................................................             853            1,091
                                                                                      -------------    -------------
       Total liabilities ..........................................................           4,806            4,967
                                                                                      -------------    -------------

Shareholders' Equity:
    Preferred stock, par value $.01, 2,000,000 shares authorized;
         none issued and outstanding
    Common stock, par value $.01, 100,000,000 shares authorized; shares issued and outstanding; 2001, 32,891,689;
                2000, 28,326,285 ..................................................             329              283
    Additional paid-in capital ....................................................          93,105           86,510
    Accumulated deficit ...........................................................         (77,990)         (70,502)
    Accumulated comprehensive loss ................................................            (480)            (449)
                                                                                      -------------    -------------
       Total shareholders' equity .................................................          14,964           15,842
                                                                                      -------------    -------------
                                                                                      $      19,770    $      20,809
                                                                                      =============    =============

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)

                                                                    Three Month Period Ended           Nine Month Period Ended
                                                                    ------------------------           -----------------------
                                                                  September 30,    September 30,    September 30,    September 30,
                                                                       2001             2000             2001             2000
                                                                       ----             ----             ----             ----
Net revenues:
    License ...................................................   $       1,668    $       1,735    $       5,083    $       8,170
    Service and other .........................................           1,666            1,629            4,365            5,486
                                                                  -------------    -------------    -------------    -------------
          Net revenues ........................................           3,334            3,364            9,448           13,656
                                                                  -------------    -------------    -------------    -------------

Cost of revenues:
    License ...................................................             125              235              349              713
    Service and other .........................................           1,740            1,294            5,365            4,069
                                                                  -------------    -------------    -------------    -------------
         Total cost of revenues ...............................           1,865            1,529            5,714            4,782
                                                                  -------------    -------------    -------------    -------------

Gross profit ..................................................           1,469            1,835            3,734            8,874
                                                                  -------------    -------------    -------------    -------------

Operating expenses:
    Research and development ..................................           1,118            1,216            2,875            4,058
    Sales and marketing .......................................           1,568            1,887            4,871            5,357
    General and administrative ................................             708              830            2,426            2,883
    General and administrative - non-cash
         stock compensation ...................................              --               35               --              553
    Goodwill amortization .....................................             607              238            1,206              714
                                                                  -------------    -------------    -------------    -------------
         Total operating expenses .............................           4,001            4,206           11,378           13,565
                                                                  -------------    -------------    -------------    -------------

Operating loss ................................................          (2,532)          (2,371)          (7,644)          (4,691)
Other income (expense), net ...................................            (201)             227               94            1,650
                                                                  -------------    -------------    -------------    -------------
Loss before provision for income taxes ........................          (2,733)          (2,144)          (7,550)          (3,041)
Provision (benefit) for income taxes ..........................              20               35              (62)             115
                                                                  -------------    -------------    -------------    -------------
Net loss ......................................................          (2,753)          (2,179)          (7,488)          (3,156)
Other comprehensive income (loss) .............................             199                5              (31)             (42)
                                                                  -------------    -------------    -------------    -------------
Comprehensive loss ............................................   $      (2,554)   $      (2,174)   $      (7,519)   $      (3,198)
                                                                  =============    =============    =============    =============

Basic and diluted net loss per common share ...................   $       (0.08)   $       (0.08)   $       (0.25)   $       (0.11)
                                                                  =============    =============    =============    =============

Weighted average shares outstanding used in
    net loss per common share calculations - basic and
    diluted: ..................................................          32,890           28,165           30,385           27,670

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Nine Month Period Ended
                                                                      -----------------------
                                                                    September 30,    September 30,
                                                                        2001             2000
                                                                        ----             ----
Cash flows from operating activities:
      Net loss ..................................................   $      (7,488)   $      (3,156)
      Adjustments to reconcile net loss to net cash used for
         operating activities:
          Depreciation and amortization .........................           2,107            1,766
          Provision for returns and bad debts ...................               5               50
          Loss on marketable securities .........................             265               --
          Non-cash stock compensation ...........................              --              553
          Changes in operating assets and liabilities ...........          (1,577)              34
                                                                    -------------    -------------

          Net cash used for operating activities ................          (6,688)            (753)
                                                                    -------------    -------------

Cash flows from investing activities:
      Net sales of short-term investments .......................           1,096            4,689
      Purchases of property and equipment .......................            (231)            (501)
      Cash acquired in business acquisition, net of cash paid ...            (226)              --
      Change in other assets ....................................              22               --
                                                                    -------------    -------------

          Net cash provided by investing activities .............             661            4,188
                                                                    -------------    -------------

Cash flows from financing activities:
      Proceeds from exercise of stock options ...................             116            3,889
      Payments on capital lease obligations and short-term debt .            (400)             (26)
                                                                    -------------    -------------

          Net cash (used for) provided by financing activities ..            (284)           3,863
                                                                    -------------    -------------

Effect of exchange rate changes on cash .........................             (31)             (42)
                                                                    -------------    -------------

Net (decrease) increase in cash and cash equivalents ............          (6,342)           7,256

Cash and cash equivalents, beginning of period ..................          10,827            3,974
                                                                    -------------    -------------

Cash and cash equivalents, end of period ........................   $       4,485    $      11,230
                                                                    =============    =============

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

      It is suggested that these consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results that may be expected for the full year.

      Revenues are generated primarily from software licenses, royalty agreements, professional services and maintenance contracts. Sales to Alcatel and Tekview comprised approximately 16% and 12% of net revenues, respectively, in the third quarter of 2001. Sales to Alcatel comprised approximately 16% of net revenues for the first three quarters of 2001. Sales to Lucent Technologies comprised approximately 14% of net revenues in the third quarter of 2000. Sales to Alcatel and the U.S. Department of Defense comprised approximately 19% and 13% of net revenues respectively, in the first three quarters of 2000. Tekview and Alcatel represented approximately 20% and 19%, respectively, of accounts receivable at September 30, 2001.

      The Company has reported operating losses from continuing operations for each of the most recent five fiscal years. During the nine months ended September 30, 2001 the Company reported operating losses of $7,644,000 and negative cash flows from operations of $6,688,000. As of September 30, 2001 the Company had an accumulated deficit of $77,900,000 and working capital of $4,420,000, which includes cash and cash equivalents amounting to $4,485,000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Management's plans to overcome these conditions include raising additional equity capital and reducing expenses. On August 31, 2001, the Company entered into a Note and Warrant Purchase Agreement with SDS Merchant Fund, L.P. ("SDS"), an institutional investor. Pursuant to that agreement, SDS agreed to purchase from the Company a $3,500,000 convertible promissory note, bearing interest at 6% per annum (see note 6). SDS' obligation to purchase the note is contingent upon certain closing conditions. Assuming the satisfaction of the closing conditions, the purchase of the convertible promissory note by SDS would occur within five business days after the registration statement filed by the Company on October 3, 2001 is declared effective by the Securities and Exchange Commission ("SEC"). In November 2001 the Company reduced its headcount by approximately 15% and implemented several cost reduction initiatives. The Company anticipates that these steps will reduce cash expenditures by approximately $600,000 per quarter commencing in the first quarter of 2002. In addition to the SDS financing and expense reduction program described above, management believes the Company will need to raise additional equity capital to fund operations and implement additional cost reduction initiatives until the Company's revenues increase to levels sufficient to generate operating income. There can be no assurance that the closing conditions for the SDS financing will be satisfied, that management's expense reduction programs will be successful or that additional financing will be available to the Company, or, if available, that the terms will be satisfactory to the Company. If the Company is not successful in closing the SDS transaction, reducing its expenses or raising additional equity capital, or if revenues at levels sufficient to generate operating income do not transpire, the Company may not be able to continue as a going concern for a reasonable period of time.

2. Statement of Cash Flows

      Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

                                                      Nine Month Period Ended
                                                      -----------------------
                                                    September 30,    September 30,
                                                         2001             2000
                                                         ----             ----
    Trade accounts receivable ...................   $        (528)   $       1,186
    Prepaid expenses and other current assets ...            (183)             157
    Accounts payable ............................            (212)            (335)
    Accrued wages and related liabilities .......            (326)             (33)
    Cash payments for restructuring expenses ....              --             (391)
    Other accrued liabilities ...................             111              (26)
    Accrued taxes payable .......................            (115)              25
    Deferred revenue ............................            (324)            (549)
                                                    -------------    -------------
                                                    $      (1,577)   $          34
                                                    =============    =============

      No cash payments were made for restructuring expenses in the nine months ended September 30, 2001.

                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Segment Reporting

      The Company operates and reports its activities through two principal segments, license and service. The following schedule reflects revenues and gross profit for the two segments for the three and nine month periods ending September 30, 2001 and September 30, 2000 (in thousands):

                                Three Month Period Ended                Nine Month Period Ended
                                ------------------------                -----------------------
                                       September 30,                          September 30,
                                       -------------                          -------------
                            License      Service         Total      License      Service         Total
                            -------      -------         -----      -------      -------         -----
2001
  Revenues ...........      $ 1,668      $ 1,666       $ 3,334      $ 5,083      $ 4,365       $ 9,448
  Gross profit .......        1,543          (74)        1,469        4,734       (1,000)        3,734

2000
  Revenues ...........        1,735        1,629         3,364        8,170        5,486        13,656
  Gross profit .......        1,500          335         1,835        7,457        1,417         8,874

      All of our revenues were earned from external customers. Gross profit is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision-makers as the principal operating indicator in measuring segment profitability.

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

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe the adoption of SFAS No. 141 will have a significant impact on its financial statements.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. The Company amortized $1,206,000 of goodwill in the first nine months of 2001. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the recognition of impairment losses on long-lived assets to be held and used or to be disposed of by sale. This statement supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company is currently evaluating the impact that the adoption of this statement will have on its consolidated financial statements. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Purchase of Assets and Assumption of Liabilities of Trigon Technology Group, Inc.

      On May 30, 2001, the Company acquired all of the material assets and assumed certain liabilities of Trigon Technology Group, Inc ("Trigon").

      The acquisition price was approximately $7,145,000 and consisted of 4,500,000 shares of the Company's common stock valued at $6,525,000 and acquisition costs of $620,000. The value of the Company's common stock was determined based on the closing market price of the Company's common stock as quoted by the NASDAQ on the closing date of the acquisition (May 30, 2001).

      The total purchase price of $7,145,000 has been allocated to the assets and liabilities of Trigon based on management's preliminary estimates of their fair value, with the excess costs over the net liabilities assumed being allocated to goodwill amounting to $7,375,000. The goodwill is being amortized over its estimated useful life of five years.

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

      Pro forma consolidated results for the periods ended September 30, 2001 and September 30, 2000 are as follows (in thousands):

                                                   Three Month Period Ended      Nine Month Period Ended
                                                 ----------------------------  ----------------------------
                                                 September 30,  September 30,  September 30,  September 30,
                                                     2001           2000           2001           2000
                                                 -------------  -------------  -------------  -------------
Revenues ..................................      $       3,334  $       3,623  $      10,155  $      14,551
Net loss ..................................             (2,753)        (2,964)        (8,893)        (8,893)
Basic and diluted net loss per
    common share ..........................      $       (0.08) $       (0.09) $       (0.27) $       (0.29)
Weighted average shares outstanding used in
    net loss per common share calculations -
    Basic and diluted .....................             32,890         32,665         32,890         32,170

6. Note and Warrant Purchase Agreement with SDS Merchant Fund L.P.

     The Company entered into a Note and Warrant Purchase Agreement with SDS Merchant Fund L.P. ("SDS"), dated August 31, 2001, pursuant to which SDS agreed to purchase a $3,500,000 aggregate principal amount 6% per annum convertible promissory note due three years from the date that SDS purchases such note. SDS' obligation to purchase the note is contingent upon certain closing conditions. Such conditions relate to the Note and Warrant Purchase Agreement and include:
(i) that the Company's representations and warranties are true and correct as of the funding date, (ii) that the Company has performed all of its covenants, agreements and conditions required to be performed by the Company,(iii) that trading of the Company's common stock has not been suspended, (iv) that no statute, rule, regulation, executive order, decree, ruling or injunction is in force against the transactions contemplated in the Note and Warrant Purchase Agreement, (v) that no pending or threatened litigation exists, and(vi) that the SEC has declared effective a registration statement covering the shares to be issued (1) upon conversion of the convertible promissory note, and (2) upon exercise of the warrant, each held by SDS.

     The conversion price of the convertible promissory note fluctuates and is determined by multiplying the applicable discount percentage by the average per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to the conversion date. The initial discount percentage is 7%. Such discount percentage can be adjusted in 2% increments (i.e. to 5%) for every $1,000,000 that the sum of the Company's cash, cash equivalents and short-term investments exceeds $3,008,000 on the date that the discount percentage is being applied. Similarly, the discount percentage can be adjusted (i.e. to 9%) for every $1,000,000 that the sum of the Company's cash, cash equivalents and short-term investments is below $3,008,000. The $3,008,000 target cash amount does not include the proceeds of the
convertible promissory note or the warrant.   The conversion price of the
convertible promissory note is subject to a minimum floor of $0.681, provided however, that if the per share market value of the Company's common stock is below the closing date price of the Company's common stock for a period of any twenty-two consecutive trading days, the minimum floor no longer applies. The conversion price of the convertible promissory note is capped at $1.75 per share of common stock.

     The warrant is initially exercisable into 800,000 shares of the Company's common stock at an initial exercise price of $0.9988 per share. Such warrant exercise price may be adjusted on the dates that are twelve months and eighteen months following the effective date of the registration statement covering the warrant shares to an amount equal to 120% of the per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to such adjustment date, provided that such amounts do not exceed the initial exercise price.

     On October 3, 2001, the Company filed a Form S-3 registration statement in connection with the Note and Warrant Purchase Agreement. Pursuant to the Note and Warrant Purchase Agreement and the Registration Rights Agreement between the Company and SDS, the registration statement filed by the Company covers an estimated 200% of the number of shares of the Company's common stock issuable upon conversion of the convertible promissory note and exercise of the warrant as of the filing of the registration statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      We provide telecommunications software and middleware products and services for network management applications and telecommunications devices. We develop, market and support vertically integrated, object oriented software solutions for the management of public telecommunications networks. Our solutions cover the Telecommunications Management Network ("TMN") market and the Common Object Request Broker Architecture ("CORBA") telecommunications market. Our TMN products are based on the International Telecommunications Union's TMN standard and support network operation and management over diverse transmission media and protocols. We believe that we offer the only commercially available, fully interoperable suite of products and tools that span the network element, element management,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

network management and service management layers of the TMN model. Our CORBA software products ("e*ORB") are designed to enable Operations Support Systems ("OSS") and network infrastructure to integrate in ways which will accelerate network and service deployment and provide for the transition from TMN managed networks to CORBA solutions. Our CORBA software also provides command and control software infrastructure for telecommunications hardware and systems. The Vertel Mediation Framework ("Mediation Framework") software product is used to simplify and accelerate the integration of network infrastructure with telecom OSS infrastructure. We offer embedded software for network equipment and software solutions to allow telecommunications service providers to integrate proprietary, Simple Network Management Protocol ("SNMP"), TMN and CORBA based network management systems with standards-based solutions. In addition, we offer object oriented software platforms that facilitate the rapid development of network and service management applications and features such as fault detection and automatic response, remote improvement of network configuration, automation of accounting and billing functions and optimization of network traffic and security.

      On May 30, 2001, we acquired all the material assets and certain liabilities of Trigon Technology Group, Inc. ("Trigon"). Trigon was founded in 1999 and developed, marketed, and supported vertically integrated, object oriented software tools and solutions for the management of public telecommunications networks. The acquired tools and solutions, namely the Object Management product family, cover multiple communications protocols including CORBA, CMIP (Common Management Information Protocol) SNMP, TL1 (Bellcore's Transaction Language 1) and Extensible Markup Language ("XML"). The primary markets are telecommunications equipment manufacturers, computer systems original equipment manufacturers ("OEMs") and Internet access providers. The operating results of Trigon are included in our consolidated financial statements from the date of acquisition.

      In September 2000, we announced plans to offer a new set of services based on our Mediation Framework. These web-based hosted services, called WebResolve(TM), are designed to automate service assurance functions for telecommunications providers. Included in our consolidated statements of operations for the third quarter and first three quarters of 2001 are costs of approximately $602,000 and $1,861,000, respectively, consisting primarily of payroll and related overhead costs for service and sales and marketing personnel, and third party services relating to the introduction of WebResolve. However, we only expect nominal revenues from WebResolve in 2001.

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

      Pursuant to our license agreements, licensees may distribute binary or embedded versions of our software in their products. Royalties or runtime revenues are due upon shipment of products containing the binary or embedded code. Generally, software license royalty revenue is recognized upon notification by our licensee that products incorporating our software have been shipped by them. Because of the development times required for licensees to design and ship products containing binary or embedded software, we generally do not receive royalties from shipments of such products for at least three quarters from the date we initially ship product.

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

      Our technical support services consist of product support and maintenance, training and on-site consulting. Product support and maintenance fees have constituted the majority of technical support revenue. Product support and maintenance fees are

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

recognized on a straight-line basis over the term of the contract, which is generally twelve months. Other revenue from training and on-site consulting is recognized as performed.

       Most of our revenues depend on products complying with the CORBA or TMN standards and must be evaluated in light of the risks and uncertainties frequently encountered by companies dependent upon such standards and products. In addition, some of our markets are new and rapidly evolving which heightens these risks and uncertainties. To address these risks, we must, among other things, successfully implement our marketing strategy, respond to competitive developments, continue to develop and upgrade our products and technologies more rapidly than our competitors and commercialize our products and services incorporating these enhanced technologies. There can be no assurance that we will succeed in addressing any or all of these risks.

FORWARD-LOOKING INFORMATION AND SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on our web site or otherwise, in the future by or on our behalf. Statements that are not historical are forward-looking. When used by or on our behalf, the words "expect," "anticipate," "estimate," "believe," "intend" and similar expressions generally identify forward-looking statements.

      Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to us and the markets we serve. Particular risks and uncertainties facing us at the present include our ability, including financial ability, to continue to invest in research and development necessary for the development of new and existing products (including WebResolve) that are required to offset the continuing decline in TMN revenues; the timely and successful development of existing and new markets; the severe impact that the slowdown in the U.S. economy has had on the telecommunications industry, forcing a number of service providers to cease operations and resulting in the cancellation or postponement of several transactions we had in progress; the maturing nature of the TMN product marketplace and the financial uncertainties associated with an anticipated decline in TMN revenues; the fact that some of our products are relatively new and, although we see developing market interest, it is difficult to predict sales for new products such as e*ORB, Mediation Framework, Object Management Framework and WebResolve and the market may or may not ultimately adopt these technologies; the fact that our sales cycle is long for most of our products, including e*ORB, Mediation Framework and Object Management Framework, making initial license sales and future royalties difficult to forecast; additional difficulty in predicting royalty revenue because that revenue is dependent on successful development and deployment by our customers of our products; fluctuation from quarter to quarter in revenue from our professional service unit as a result of a limited number of large consulting contracts; loss of key customer, partner or alliance relationships and the possibility that we may not be able to replace the loss of a significant customer; the dependence on a limited number of customers for a significant portion of our quarterly license revenues; size and timing of license fees closed during the quarter which may result in large swings in quarterly operating results and the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter, frequently in the last weeks or even days of a quarter, which further adds to the difficulty of forecasting and leads to a substantial risk of variance from actual results; and our ability to control expenditures at a level consistent with revenues.

      We also consider the recent terrorist attacks on the World Trade Center in New York City and the Pentagon in Washington D.C., as having had a significantly adverse impact on the world securities markets as well as the United States economy in general. The extent of the impact on us cannot be quantified at this time. Although we did not have any offices in any of the effected areas, the current United States concerns over domestic security and the state of the economy may cause customers to delay or cancel orders with us. Such delays and cancelations could materially adversely impact our revenue and results of operations.

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

Results of Operations

      Net Revenues. Net revenues decreased 1% to $3,334,000 for the three months ended September 30, 2001 (the "third quarter of 2001") compared to $3,364,000 for the three months ended September 30, 2000 (the "third quarter of 2000"), and decreased 31% to $9,448,000 for the nine months ended September 30, 2001 (the "first three quarters of 2001") compared to $13,656,000 for the nine months ended September 30,2000 (the "first three quarters of 2000").

      License revenues, which consist primarily of license fees and royalties derived from our software solutions and development platforms, decreased 4% to $1,668,000 during the third quarter of 2001 from $1,735,000 during the third quarter of 2000, primarily as a result of lower sales from our TMN and e*ORB product lines ($221,000). This decrease was partially offset by license revenues from Trigon products ($79,000) and an increase in license revenues from our Mediation products ($75,000). License revenues for the first three quarters of 2001 decreased 38% to $5,083,000 compared to $8,170,000 for the first three quarters of 2000. The decrease resulted primarily from a second quarter of 2000 transaction with the U.S. Department of Defense ($1,775,000) as well as lower TMN product revenues ($2,128,000) and lower revenues from legacy CORBA products ($156,000), both of which are exclusive of the transaction with the U.S. Department of Defense. These decreases were partially offset by increased license revenues from newer products, including the Vertel Mediation Framework ($528,000), e*ORB ($125,000) and Object Management Framework products ($319,000), which are all also exclusive of the transaction with the U.S. Department of Defense. While we expect to continue to sell TMN-based software in the near term, particularly in Asia and the Pacific Rim, we expect that these products will be phased out over time as new technologies such as e*ORB, Object Management Framework and Mediation Framework take their place.

      Service revenues, which consist primarily of fees from professional service unit ("PSU") projects, software maintenance, training and non-recurring engineering services, increased 2% to $1,666,000 during the third quarter of 2001 from $1,629,000 during the third quarter of 2000. The increase was the result of service revenues from Trigon ($338,000), which were partially offset by lower software maintenance ($68,000), which was primarily due to non-renewals of maintenance contracts on certain older or discontinued products, and lower PSU revenue due to fewer and smaller projects ($238,000) as a result of the economic slowdown in the telecom segment. Service revenues for the first three quarters of 2001 decreased 20% to $4,365,000 from $5,486,000 for the first three quarters of 2000. The revenue decrease was primarily due to lower PSU revenue ($1,316,000), and lower software maintenance revenue ($251,000) for the reasons described above. These decreases were partially offset by service revenues from Trigon ($441,000).

      Sales to customers outside of the U.S. comprised approximately 40% of net revenues in the third quarter of 2001 compared to approximately 43% in the same period of 2000. For the first three quarters of 2001, sales to customers outside the U.S. comprised approximately 37% of net revenues compared to approximately 29% in the same period of 2000. We have historically reported a high percentage of sales to customers outside of the United States and we expect that international sales will continue to be significant. However, our sales cycle is usually lengthy and results in quarterly fluctuations between geographic markets. In addition, a decline in foreign currencies versus the United States Dollar may reduce our competitiveness in international markets and any political or economic turmoil in our major Asian markets (China, Japan and Korea) could impact future sales in the affected regions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      Sales to Alcatel and Tekview comprised approximately 16% and 12% of net revenues, respectively, in the third quarter of 2001. Sales to Alcatel comprised approximately 16% of net revenues for the first three quarters of 2001. Sales to Lucent Technologies comprised approximately 14% of net revenues in the third quarter of 2000. Sales to Alcatel and the U.S. Department of Defense comprised approximately 19% and 13% of net revenues respectively, in the first three quarters of 2000. No other single customer accounted for more than 10% of our revenues in either the third quarter or first three quarters of 2001 or 2000.

      The telecom segment has experienced an economic slow down, dating back to the third quarter of 2000. As with many other companies in our industry we have shown lower than anticipated revenues for the past several quarters. There is no industry consensus that the telecom segment economic slowdown has ended or will end in 2001 and management anticipates that revenues in both licensing and service segments will be adversely impacted until the sector recovers. Our sales cycle for our products is long, often requiring six to nine months from initial contact to completion of a sale and recording of revenue. Once a prospect becomes a customer, additional future revenues remain difficult to predict and are dependent on the customer's timing and success in developing and deploying products containing our software. Several of our important products are new and we do not yet have a sales history on which to base predictions for future revenues. If we have a customer that contributes a large percentage of revenues during one period, it may be difficult to replace those revenues in a future period. Additionally, we cannot estimate the timing or extent of the continuing decrease in revenues for TMN-based products, or whether we will be able to develop WebResolve so that it will receive market acceptance and generate anticipated revenues.

      Cost of Revenues - License. Cost of license revenues consists primarily of royalty fees associated with third party software, the cost of user documentation and the cost of reproduction and delivery of software. Cost of license revenues was $125,000 and $235,000 for the third quarters of 2001 and 2000, respectively, representing 7% and 14% of license revenues, respectively. Cost of license revenues was $349,000 and $713,000 for the first three quarters of 2001 and 2000, respectively, representing 7% and 9% of license revenues, respectively. The lower cost of license revenues for the third quarter and the first three quarters of 2001 compared to the same periods in 2000 is due to the product mix. Royalty fees are primarily associated with some of our older TMN products and those sales are lower in 2001 compared to 2000. We have recently entered into agreements to sell several COBRA-based third party products. There were limited sales of these products in the third quarter and first three quarters of 2001. If sales of these products become more significant in future quarters, our cost of license revenues will increase as a percentage of license revenues.

      Cost of Revenues - Service. Cost of service revenues consists primarily of costs associated with performing professional consulting services, software maintenance and technical support to customers such as telephone support and costs associated with training services, non-recurring engineering services and our WebResolve service assurance organization. Cost of service revenues was $1,740,000 and $1,294,000 for the third quarters of 2001 and 2000, respectively, representing 104% and 79% of service revenues, respectively. The increase in cost of service revenues in 2001 was the result of increased expenses relating to WebResolve ($206,000), and the addition of Trigon's service organization ($260,000). Cost of service revenues was $5,365,000 and $4,069,000 for the first three quarters of 2001 and 2000, respectively, representing 123% and 74% of service revenue, respectively. The increase in cost of service revenues during the first three quarters of 2001 was primarily due to increased expenses relating to WebResolve ($992,000), and the addition of Trigon's service organization ($371,000). The negative margin for cost of services revenues is due to costs associated with WebResolve, which has not had material revenues to date, as well as underutilization of PSU resources. We expect to hire additional personnel to staff WebResolve. To the extent that revenues from WebResolve do not materialize, our future profit margins from services would be adversely impacted.

      Research and Development. We have historically made significant investments in research and development. Our R&D expenditures are concentrated in the areas of CORBA product development (primarily e*ORB and the Object Management Framework products) and related application services, and in our Mediation Framework which is designed for the integration of telecom Operation Support Systems and the underlying network equipment management systems. The major components of R&D expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, the cost of facilities and depreciation of capital equipment, which consists primarily of computer and test equipment. Costs related to R&D in certain cases are offset by customer reimbursement of non-recurring engineering efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      Total R&D expenses decreased 8% to $1,118,000 in the third quarter of 2001 from $1,216,000 in the third quarter of 2000. The decrease in R&D expenses was primarily the result of lower payroll and related facilities costs ($383,000) and travel expenses ($33,000) due to the redeployment of engineering personnel to marketing and PSU functions in the first quarter of 2001. These decreases were partially offset by the addition of Trigon's R&D organization ($339,000). R&D expenses for the first three quarters of 2001 decreased 29% to $2,875,000 compared to $4,058,000 for the first three quarters of 2000, primarily the result of lower incentive compensation ($156,000), travel expenses ($127,000), and payroll and related facilities costs ($1,354,000) due to the redeployment of engineering personnel to marketing and PSU functions in the first quarter of 2001. These decreases were partially offset by the addition of Trigon's R&D organization ($459,000).

      Sales and Marketing. Sales and marketing expenses consist primarily of personnel and associated costs and selling and marketing programs such as trade shows and other promotional costs. We believe that substantial sales and marketing expenditures are essential to develop opportunities for revenue growth and to sustain our competitive position. Sales and marketing expenses are expected to continue to comprise a significant percentage of our total expenses because of costs associated with supporting the worldwide sales and marketing functions necessary to meet the needs of our customer base and respond to opportunities in the marketplace.

      Sales and marketing expenses decreased 17% to $1,568,000 in the third quarter of 2001 from $1,887,000 in the third quarter of 2000. The decrease in the third quarter of 2001 was primarily due to lower payroll and related benefit costs, sales commissions, consulting expenses and bonus compensation ($295,000), lower recruiting and relocation costs ($37,000) and lower travel costs ($74,000), which were partially offset by additional costs relating to the Trigon sales and marketing organization ($104,000). Sales and marketing expenses for the first three quarters of 2001 decreased 9% to $4,871,000 from $5,357,000 for the first three quarters of 2000 primarily due to lower sales commissions resulting from lower revenues in the first three quarters of 2001 as compared to the first three quarters of 2000 ($206,000), lower incentive compensation ($125,000), lower trade show expenses ($94,000), lower recruiting and relocation costs ($93,000) and lower travel costs ($160,000), which were partially offset by additional costs relating to the Trigon sales and marketing organization ($224,000).

      General and Administrative. General and administrative expenses consist primarily of salaries, facilities costs and other related expenses for administrative, executive and financial personnel as well as professional fees and investor relations costs. General and administrative expenses decreased 15% to $708,000 in the third quarter of 2001 compared to $830,000 in the third quarter of 2000. The decrease in the third quarter of 2001 was primarily the result of lower payroll, bonus compensation and related facility and benefit costs ($172,000), which was partially offset by the addition of Trigon's general and administrative organization ($58,000). General and administrative expenses for the first three quarters of 2001 decreased 16% to $2,426,000 from $2,883,000 for the first three quarters of 2000. The decrease for the first three quarters of 2001 was primarily due to lower payroll and related benefit costs, bonus compensation, lower consulting and temporary help expenses ($356,000), a lower allowance for bad debts ($95,000), and lower professional fees related to merger and acquisition activities ($103,000). These decreases were partially offset by an increase in shareholder expenses ($108,000) primarily due to higher costs associated with our Proxy and Annual Report on Form 10-K and the addition of Trigon's general and administrative organization ($81,000).

      General and Administrative - Non-Cash Stock Compensation. We had no non-cash stock compensation in the third quarter or first three quarters of 2001. We had non-cash stock compensation of $35,000 and $553,000 for the third quarter and first three quarters of 2000, respectively. The charges in both periods in 2000 relate to the value of stock options held by non-employee directors that vested during the periods.

      Goodwill Amortization. Goodwill amortization for the third quarter of 2001 was $607,000, compared to $238,000 in the third quarter of 2000. Goodwill amortization for the first three quarters of 2001 was $1,206,000 compared to $714,000 for the first three quarters of 2000. The goodwill results from the purchase of Expersoft in March of 1999 which is being amortized over five years at approximately $238,000 per quarter and from the purchase of assets from Trigon Technology Group in May of 2001, which is being amortized over five years at approximately $369,000 per quarter. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which, effective January 1, 2002, will require, among other things, that we discontinue goodwill amortization and complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not yet determined the full impact of SFAS No. 142 on our financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      Operating Loss. Our operating loss increased 7% to $2,532,000 in the third quarter of 2001 from $2,371,000 in the third quarter of 2000, due primarily to costs related to WebResolve and additional expenses, including goodwill amortization, stemming from the purchase of assets from Trigon. The loss was partially offset by lower operating expenses as described above. The operating loss for the first three quarters of 2001 increased 63% to $7,644,000 compared to an operating loss of $4,691,000 for the corresponding period in 2000, due primarily to lower license and service revenues and costs related to WebResolve as well as additional costs related to the Trigon purchase of assets, as described above. The loss was partially offset by lower research and development, sales and marketing and general and administrative costs, as discussed above.

      Other Income (Expense), Net. Other expense, net increased $428,000 to $201,000 in the third quarter of 2001 compared to other income, net of $227,000 for the third quarter of 2000. Other expense, net for the third quarter of 2001 consists primarily of a loss recorded for an investment in marketable securities related to our Nortel Networks common stock holdings ($265,000), which was partially offset by interest income ($46,000) and net sub-lease income ($50,000). For the first three quarters of 2001, other income, net decreased $1,556,000 to $94,000 compared to $1,650,000 for the first three quarters of 2000. Other income, net for the first three quarters of 2001 consists primarily of interest income ($284,000) and net sub-lease income ($102,000), which was partially offset by the loss recorded for an investment in marketable securities ($265,000), as described above. Other income, net for the third quarter of 2000 consisted primarily of interest income ($189,000) and net sub-lease income ($32,000). Other income, net for the first three quarters of 2000 consisted primarily of a non-recurring gain on the sale of our remaining equity interest in Systems Wizards ($961,000), interest income ($521,000), net sub-lease income ($100,000) and a gain on the early termination of a capital lease ($55,000).

      Provision for Income Taxes. We recorded a provision for income taxes of $20,000 in the third quarter of 2001 compared to $35,000 in the third quarter of 2000. For the first three quarters of 2001, we have recorded a benefit for income taxes of $62,000 compared to a provision of $115,000 for the first three quarters of 2000. The benefit in 2001 was due primarily to the expiration of certain tax contingencies ($113,000) but was partially offset by a foreign tax provision for the current period. The income tax provisions are primarily for non-U.S. taxes as we anticipate utilizing net operating losses to offset any pre-tax income.

Liquidity and Capital Resources

      Net cash used for operating activities during the first three quarters of 2001 was $6,688,000 compared to $753,000 used by operating activities in the first three quarters of 2000. The negative cash flow from operations in the first three quarters of 2001 was primarily the result of the net loss ($7,488,000), an increase in accounts receivable ($528,000), a decrease in accrued payroll ($326,000), a decrease in deferred revenue ($324,000), a decrease in accounts payable ($212,000), and an increase in prepaid expenses ($183,000). The amounts were partially offset by non-cash depreciation and amortization ($2,105,000) and a charge for a loss on marketable securities ($265,000).

      Net cash provided by investing activities during the first three quarters of 2001 was $661,000 compared to net cash provided by investing activities of $4,188,000 in the first three quarters of 2000. The net cash provided by investing activities in the first three quarters of 2001 resulted from net sales of short-term investments ($1,096,000), which were partially offset by purchases of property and equipment ($231,000), and cash acquired in the Trigon acquisition, net of cash paid ($226,000).

      Net cash used for financing activities during the first three quarters of 2001 was $284,000 compared to net cash provided by financing activities in the first quarter of 2000 of $3,863,000. The net cash used for financing activities during the first three quarters of 2001 was due to payments on short term debt resulting from the Trigon transaction ($400,000) which was partially offset by the exercise of stock options under our stock option plans ($116,000).

      The Company has reported operating losses from continuing operations for each of the most recent five fiscal years. During the nine months ended September 30, 2001 the Company reported operating losses of $7,644,000 and negative cash flows from operations of $6,688,000. As of September 30, 2001 the Company had an accumulated deficit of $77,900,000 and working capital of $4,420,000, which includes cash and cash equivalents amounting to $4,485,000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Management's plans to overcome these conditions include raising additional equity capital and reducing expenses. On August 31, 2001, the Company entered into a Note and Warrant Purchase Agreement with SDS Merchant Fund, L.P. ("SDS"), an institutional investor. Pursuant to that agreement, SDS agreed to purchase from the Company a $3,500,000 convertible promissory note, bearing interest at 6% per annum (see note 6). SDS' obligation to purchase the note is contingent upon certain closing conditions. Assuming the satisfaction of the closing conditions, the purchase of the convertible promissory note by SDS would occur within five business days after the registration statement filed by the Company on October 3, 2001 is declared effective by the Securities and Exchange Commission ("SEC"). In November 2001 the Company reduced its headcount by approximately 15% and implemented several cost reduction initiatives. The Company anticipates that these steps will reduce cash expenditures by approximately $600,000 per quarter commencing in the first quarter of 2002. In addition to the SDS financing and expense reduction program described above, management believes the Company will need to raise additional equity capital to fund operations and implement additional cost reduction initiatives until the Company's revenues increase to levels sufficient to generate operating income. There can be no assurance that the closing conditions for the SDS financing will be satisfied, that management's expense reduction programs will be successful or that additional financing will be available to the Company, or, if available, that the terms will be satisfactory to the Company. If the Company is not successful in closing the SDS transaction, reducing its expenses or raising additional equity capital, or if revenues at levels sufficient to generate operating income do not transpire, the Company may not be able to continue as a going concern for a reasonable period of time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      At September 30, 2001, our long-term liquidity needs consisted principally of operating lease commitments related to facilities and office equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      (a) Quantitative Information About Market Risk.

            Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and investment risk. As of September 30, 2001, we had $4,485,000 of cash and cash equivalents and no short-term investments with a weighted average variable rate of 3.18%. As of September 30, 2000, the Company had $11,230,000 in cash and cash equivalents and short-term investments of $988,000 with a weighted average variable rate of 5.97% and 6.70%, respectively.

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

            We currently have no short or long-term debt. However, we have entered into a Note and Warrant Purchase Agreement with SDS, as previously discussed in the Liquidity and Capital Resources section.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            Recent Sales of Unregistered Securities

TRIGON TECHNOLOGY GROUP

            Pursuant to an Agreement and Plan of Reorganization and Liquidation dated May 30, 2001 (the "Agreement"), Vertel Corporation, a California corporation ("Vertel"), purchased substantially all of the assets and assumed substantially all of the liabilities of Trigon Technology Group, Inc., a Texas corporation ("Trigon"), in exchange for 4,500,000 shares of Vertel's Common Stock (the "Shares"). The date of the Agreement was also the closing date for the transaction contemplated in such Agreement. The amount of consideration was determined based upon arm's-length negotiations between Vertel and Trigon. The transaction was approved by the unanimous written consent of the holders of the outstanding shares of capital stock of Trigon.

            As of the closing date, the aggregate market value of the consideration based upon the $1.45 closing price of a share of Vertel's common stock as reported on The Nasdaq National Market(R) at 4:00 p.m. Eastern Time was $6,525,000.

            Of the 4,500,000 shares consideration, 675,000 shares were deposited into an escrow account to be held for one year as security for Trigon's indemnification obligations to Vertel.

            Trigon distributed the Shares to its shareholders shortly after the closing in connection with the dissolution of Trigon. The transaction was accomplished pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D - Rule 506, promulgated thereunder.

            Trigon's shareholders executed a Shareholders Agreement (the "Shareholders Agreement") with Vertel. Pursuant to the Shareholders Agreement, the holders of the outstanding shares of preferred stock of Trigon are entitled to limited resale S-3 registration rights from Vertel. Such resale rights require Vertel to file a registration statement on Form S-3 to register for resale, the shares of Vertel's common stock, which will be distributed by Trigon to its preferred stock holders. Vertel is not obligated to register the shares of Vertel's common stock distributed to the holders of Trigon common stock and such shares will remain restricted shares.

SDS MERCHANT FUND, L.P.

            On August 31, 2001, Vertel entered into a Note and Warrant Purchase Agreement with SDS Merchant Fund, L.P. ("SDS"), pursuant to which SDS agreed to purchase a $3,500,000 aggregate principal amount 6% per annum convertible promissory note due three years from the date that SDS purchases such note. This transaction has not yet closed.

            SDS' obligation to purchase the note is contingent upon certain closing conditions, some of which have not yet been satisfied. Such conditions relate to the Note and Warrant Purchase Agreement and include: (i) that Vertel's representations and warranties are true and correct as of the funding date, (ii) that Vertel has performed all of its covenants, agreements and conditions required to be performed by Vertel, (iii) that trading of Vertel's common stock has not been suspended, (iv) that no statute, rule, regulation, executive order, decree, ruling or injunction is in force against the transactions contemplated in the Note and Warrant Purchase Agreement, (v) that no pending or threatened litigation exists, and (vi) that the SEC has declared effective a registration statement covering the shares to be issued pursuant to this prospectus (1) upon conversion of the convertible promissory note, and (2) upon exercise of the Warrant, each held by SDS.

            The conversion price of the convertible promissory note fluctuates and is determined by multiplying the applicable discount percentage by the average per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to the conversion date. The initial discount percentage is 7%. Such discount percentage can be adjusted in 2% increments (i.e. to 5%) for every $1,000,000 that the sum of Vertel's cash, cash equivalents and short-term investments exceeds $3,008,000 on the date that the discount percentage is being applied. Similarly, the discount percentage can be adjusted (i.e. to 9%) for every $1,000,000 that the sum of Vertel's cash, cash equivalents and short-term investments is below $3,008,000. The $3,008,000 target cash amount does not include the proceeds of the convertible promissory note or the Warrant.

            The conversion price of the convertible promissory note is subject to a minimum floor of $0.681, provided however, that if the per share market value of Vertel's common stock is below the closing date price of Vertel's common stock for a period of any twenty-two consecutive trading days, the minimum floor no longer applies. The conversion price of the convertible promissory note is capped at $1.75 per share of common stock.

            The Warrant is initially exercisable into 800,000 shares of Vertel's common stock at an initial exercise price of $0.9988 per share. Such Warrant exercise price may be adjusted on the dates that are twelve months and eighteen months following the effective date of the registration statement covering the Warrant shares to an amount equal to 120% of the per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to such adjustment date, provided that such amounts do not exceed the initial exercise price.

            Pursuant to the Note and Warrant Purchase Agreement and the Registration Rights Agreement between Vertel and SDS, the registration statement covers an estimated 200% of the number of shares of Vertel's common stock issuable upon conversion of the convertible promissory note and exercise of the Warrant as of the filing of the registration statement.

            The transaction was accomplished pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D - Rule 506, promulgated thereunder.

            On October 3, 2001, Vertel filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the shares underlying the Note and Warrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

            None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS

           The exhibits required to be furnished are listed in the Exhibit List following this Report.

(b)        REPORTS ON FORM 8-K

           On August 13, 2001, Registrant filed a Current Report on Form 8-K/A amending its Current Report on Form 8-K dated June 13, 2001, to provide unaudited pro forma condensed combined financial statements.

Registrant also filed a Current Report on Form 8-K dated September 18, 2001 in connection with its announcement that it had entered into a Note and Warrant Purchase Agreement with SDS Merchant Fund, L.P. pursuant to which SDS agreed to purchase a $3,500,000 convertible promissory note and accompanying warrant from the Registrant.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VERTEL CORPORATION
                                    (Registrant)

Date: November 14, 2001
                                    /s/   CRAIG S. SCOTT
                                    ----------------------------------
                                    Craig S. Scott
                                    Vice President, Finance and Administration,
                                    And Chief Financial Officer
                                    (Principal Financial Officer)

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

4.3 Note and Warrant Purchase Agreement dated August 31, 2001 by and between Vertel Corporation and SDS Merchant Capital, L.P. (16)

4.4 Form of $3,500,000 Convertible Promissory Note dated August 31, 2001 by and between Vertel Corporation and SDS Merchant Capital, L.P. (16)

4.5 Warrant dated August 31, 2001 by and between Vertel Corporation and SDS Merchant Capital, L.P. (16)

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

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
10.85 Employment Agreement between the Company and Alex Kuo dated May 30, 2001. (17)

10.86 Retention and Severance Agreement between the Company and Alex Kuo dated May 30, 2001. (17)

10.87 Non-Competition and Non-Disclosure Agreement between the Company and Alex Kuo dated May 30, 2001. (17)

11.1                 Statement re: Computation of per share earnings (17)

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

(5) Incorporated by reference to Exhibits filed in response to Item 7(c), "Exhibits," of the Registrant's Current Report on Form 8-A as filed with the Securities and Exchange Commission on April 30, 1997.

(6) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

(7) Incorporated by reference to Exhibits filed in response to Item 7(c), "Exhibits," of the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 1998.

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

(14) Incorporated by reference to Exhibit 2.1 filed in response to Item 7(c), "Exhibits," of the Registrant's Current Report of Form 8-K as filed with the Securities and Exchange Commission on June 13, 2001.

(15) Incorporated by reference to Exhibits 5.1, 5.2 and 5.3 filed in response to
Item 7(c), "Exhibits," of the Registrant's Current Report of Form 8-K as filed with the Securities and Exchange Commission on June 13, 2001.

(16) Incorporated by reference to Exhibits 4.1, 4.2 and 4.3 filed in response to
Item 7(c), "Exhibits," of the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission of September 18, 2001.

(17) Filed herewith.