Form 10-K405
period 2001-12-31
VERTEL CORP
filed 2002-04-01
CIK 880458

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                ----------------

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2001

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

                          Common Stock, $0.01 Par Value
                                (Title of Class)
                                ----------------
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

   As of March 26, 2002 there were 33,261,969 shares of the Registrant's Common Stock outstanding, and the aggregate market value of the stock held on that date by non-affiliates was approximately $10,976,450, based on the closing price of $0.33 per share as reported by The Nasdaq Stock Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Shareholders to be held on May 23, 2002 (the "Annual Meeting"), to be filed with the Commission not later than 120 days after the end of the fiscal year 2001.

================================================================================

           INTRODUCTORY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Except for the historical information presented, the matters discussed in this document are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These "forward-looking statements" include, but are not limited to, any projections of earnings or revenues, statements regarding improvement in margins, investments in research and development, increases in sales and marketing expenses or other financial items; any statements of the plans and objectives of management for future operations; any statements concerning proposed new products or services, including but not limited to any statements regarding leveraging professional services, enhancing mediation software products or new products such as TicketExchange; any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "believes", "estimates", "potential", or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth on page 14 and for the reasons described elsewhere in this document. All forward-looking statements and reasons why results may differ included in this document are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

   Vertel Corporation, a California corporation founded in 1985 under the name Retix, is a leading provider of mediation software solutions to communications companies, global enterprise businesses and their network and software vendors.

   We are a telecommunications software and services company. We have two sources of revenue--license revenue from software products, and services revenue from software solutions and product maintenance. Our offerings are targeted at the wireless and broadband market segments within the large telecommunications market.

   Our software products provide connectivity for a variety of telecommunications hardware and software within those segments. Namely:

   1) Network data mediation, which we refer to as Mediation Framework, which is software for integrating our proprietary telecom network management applications and telecom hardware.

  2) e*ORB, which is our proprietary software for developing telecom systems and applications for telecom hardware, based on an industry standard called Common Object Request Broker Architecture (CORBA).

   3) Network management, which includes our telecommunications management network (TMN) product suite and our Object Management (OM) product suite, which is software based on an international standard for developing telecom management systems and applications.

   4) TicketExchange (which we formerly called WebResolve), which is software that establishes a business to business (B2B) exchange service for trouble tickets for all types of telephone companies.

   We focus our services on custom network management solutions.
Namely:

   1) Solutions and turnkey projects that utilize our software areas described above.

   2) Network management design and applications development for equipment manufacturers and telecommunications providers. These include fault, configuration, performance and security management solutions (FCAPS), which are management applications defined by the International Telecommunication Union (ITU) as being the components necessary for telecom network management.

   3) Product maintenance in which we provide technical support for our customers.


HISTORY

   Vertel Corporation was founded as Retix in 1985 and originally concentrated on software that governed communications among devices on a telecom network. In 1995, we released our first TMN software products and services. In 1996, our operating divisions were split into three business units, each with its own management structure. These three units focused on internetworking (Sonoma Systems, Inc.), telecom network management software (Vertel Corporation I), and wireless telecom applications software (Wireless Solutions).

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

   In 1998, Vertel Corporation I merged into Retix and our name was changed to Vertel Corporation and we concentrated our efforts on network management software for the telecommunications industry.

   In March 1999, we acquired Expersoft Corporation (Expersoft), a developer and marketer of standards-based, high performance CORBA software technology.

   The acquisition price of Expersoft was approximately $3,225,000 and consisted of cash of $3,000,000 and acquisition costs of $225,000. The acquisition was accounted for as a purchase. Expersoft Corporation was merged into Vertel Corporation in December 1999.

   In May 2001, we acquired the assets of Trigon Technology Group, Inc. (Trigon), a privately held corporation that provided network management tools and solutions for 4.5 million restricted shares of our common stock. The asset acquisition was accounted for as a purchase.


SIGNIFICANT EVENTS

   In 2001, as economic conditions continued to be weak and our customers spending tightened, we focused increasingly on streamlining our business, updating our existing products and introducing new ones in an attempt to slow the decline in revenues and establish a basis for improved performance. The decline in revenues in 2001 resulted in increased operating losses and caused a significant deterioration in our cash balances. As a consequence, we sought additional funding through the sale of a $3,500,000 convertible promissory note on January 3, 2002 (see Notes to Consolidated Financial Statements--Note 5. Note and Warrant Purchase Agreement with SDS Merchant Fund L.P.). Unless we are successful in significantly increasing our revenues, or increasing revenues combined with significant expense reductions, to attain a positive cash flow, we will need additional funding in the third quarter of 2002 to remain a going concern. It may not be possible to significantly increase revenues without a major improvement in the economic conditions in the telecom sector. In February 2002, Nasdaq notified us of its intent to delist our securities from The Nasdaq National Market(R). We currently plan to move from The Nasdaq National Market to The Nasdaq SmallCap Market(SM) in April or May 2002.

   Our 2001 business highlights included:

         The validation and acceptance of our Mediation Framework by large network equipment manufacturers, service providers and carriers in the telecommunications market;

         The fortification of our position as a leading provider of embedded middleware technology and continued development and acceptance of our e*ORB(tm) product suite;

         Our expansion of product offerings to include service assurance solutions targeting the needs of telecom service providers and carriers. For example, our TicketExchange continues to gain acceptance by large service providers and carriers;

        Continued revenue generation from our older network management products as a result of new sales and annual maintenance agreements;

         Continued revenue generation from professional services, including the delivery of mission-critical solutions to our large telecommunications customers, including Alcatel and Lucent;

         The addition of a next-generation multi-protocol agent and of element management and network-management technology and expertise, as a result of our strategic acquisition of Trigon's assets. An agent controls resources (such as telecom hardware) locally, while the manager controls the agent remotely.


INDUSTRY BACKGROUND

     Telecommunication operators are increasingly challenged by the complexity of integrating and combining multiple telecom networks and their components. In many cases, these components, or network elements, were not designed to operate, or be managed, together. For example, a variety of incompatible telecom protocols connect the network elements to their element management systems, and their element management systems to their network management systems. Since it is imperative that these elements be able to talk to each other, we developed mediation software to permit different protocol based elements to communicate. In language terms, this would be similar to having a computer language using an English based format to attempt to read an e-mail that is written in Japanese. Without mediation or translation software, the two languages would be incompatible.

   Given the multitude of transport and communications protocols that different companies utilize, vendors are faced with a significant problem. Either they use a mediation software such as ours or they re-code their software to communicate with each of their customers. Since each of these customers can potentially use different protocols, using our mediation software is more efficient and cost effective.

   In addition to the technological challenges that we face, the telecom business as a whole faces new economic realities. Recently, competition has increased in the telecommunication services market. Telecom service providers need to focus on specific technical and geographical domains to remain cost-efficient. To offer sufficient service coverage and a wide service portfolio, providers need to intensively work with business partners.

ECONOMIC TRENDS

   Our market opportunity is substantially shaped by the changing economic landscape in telecommunications. 2001 marked the second consecutive challenging year for the telecommunications industry as many telecom operators went out of business and, those who survived, sharply trimmed capital spending on hardware and software systems. As such, the survivors in the telecommunications industry are focused on using and mediating disparate existing network systems, which we believe supports our strategy.

     Operating support systems (OSS) are the computing infrastructures that enable telecom service providers to create, deploy, engage and maintain telecommuications services. While OSS spending by companies is forecasted to decline from $38 billion in 2001 to $33.6 billion in 2002, according to RHK (a leading telecommunications industry market research and consulting company), it is expected to grow to $49.6 billion by 2005. In particular, the OSS market in the U.S. and Canada is expected to be strong, representing about 42% of the market. This is especially true for communications carriers with annual revenues greater than $10 billion. The increase will be driven by new broadband services such as DSL (digital subscriber lines) and virtual private networks. Elsewhere around the globe, next generation wireless services will drive increased OSS expenditures, especially by large telecom-related service providers.

   Another report by the Yankee Group predicts what it calls telecom network data mediation to grow from $367 million in 2001 to more than $1.2 billion by 2005. Professional services sales are expected to triple this number, projected to reach more than $3.6 billion by 2005, and there are additional opportunities in the enterprise business market. The Yankee Group also predicts OSS integration expenditures to grow from $20 billion to more than $30 billion by 2005. Our technology is expected to benefit from the growth of these markets as well as provide us with the ability to enter new vertical markets and offer solutions for cost-conscious in-house development.

TECHNOLOGY TRENDS

   Until the late 1990s, most telecommunications service providers managed their voice networks exclusively with proprietary in-house developed systems designed and supported by internal engineering groups. By design, these proprietary management systems failed to connect with one another. This was a way to keep the network within their control by owning the management systems and their external communications management interfaces. While these proprietary systems are tightly integrated and can provide operating efficiencies within a single network, they are expensive to develop, operate and maintain, and often require a large, specialized and expensive internal technical organization.

   Because these proprietary systems are not based on a common standard and vary between companies, management among telecommunications service providers providing end-to-end services is more difficult, and service providers' equipment choices are limited to vendors who conform to the provider's standard. Furthermore, because these systems are a mixture of proprietary and standards-based technologies and are based on older software technologies, they generally do not scale easily, usually require substantial development effort for new functionality and services, and are often incompatible with the additional software and hardware that telecom service providers require to upgrade their networks. Telecom service providers can no longer afford to maintain these systems in this hyper-competitive environment and have been looking at commercial off-the-shelf standards-based software to manage their networks.

   Telecom service providers have augmented their proprietary systems by incorporating the Simple Network Management Protocol (SNMP) to manage their data networks. SNMP has been widely accepted as a standard in private enterprise data networks. SNMP-based systems interoperate, permitting additional functionality, hardware and software without substantial additional development effort and are generally adequate to manage equipment in enterprise data networks. However, SNMP-based systems have limited viability in bandwidth-constrained public telecom networks, where their architecture requires continuous communication between telecom equipment and telecom network management platforms; this communication can consume substantial bandwidth and limit network scalability. In addition, SNMP provides for limited data integrity, lacks a security protocol and ineffectively manages the flow of data on networks. While SNMP has permitted service providers to begin their transition away from proprietary systems, it has also created the need for a new family of systems that are highly scalable, cost-effective and offer high bandwidth.

     In response to the shortcomings of available network management solutions, the International Telecommunications Union (ITU), an organization of telecommunications companies and governments, identified the need for a standard that permitted interoperability among network management solutions. Interoperability is the ability of any two systems to exchange data. The standard established by the ITU in 1994 is known as the telecommunication management network or TMN standard.

   The TMN standards are used predominantly in Asia and the Pacific Rim and globally in a number of telecom network types such as global systems mobile networks, synchronous optical networks and synchronous digital hierarchy networks. The adoption of TMN protocols has slowed significantly over the last two years as telecom service providers and network equipment manufacturers begin to look to general computing technologies, such as CORBA, for the next phase of telecom management solutions. One of TMN's limitations is that it is specific to the telecom industry.

   Additionally, while the majority of the telecom management industry still uses proprietary in-house developed solutions, the telecommunications market is still predominantly using third-party products for the development of management systems, third-party management applications, and third party integration platforms.

   Technologies such as CORBA, Java, SNMP, Extensible Markup Language (XML), and other new and proprietary technologies are all being developed and deployed in equipment and applications.

     CORBA and XML technology is supported by a wider customer base than is the telecom-specific TMN technology. The telecom industry hopes to reduce implementation cost and increase the pace of technology innovation by using CORBA and XML. CORBA and XML are beneficial because of their use in a wide number of information-based industries, their greater availability of knowledgeable software engineers, and their ease of interoperability. Today, many telecom companies have added CORBA interfaces to their products and major telecom network equipment suppliers have started building CORBA interfaces into their products.

MARKET OPPORTUNITY

   We believe that the demand for emerging mediation solutions will be fueled by the fundamental shift by telecommunication service providers, large systems integrators and telecom carriers seeking solutions that protect existing telecom network investments, increase margins and improve operating efficiencies. Telecom carriers will need more meaningful information about the real-time data flow over their networks. By being a bridge between networks, customers and service providers, our mediation solutions provide greater efficiency and cost effectiveness.


STRATEGY

   In late 2001, several new senior management executives joined us and reorganized the company to focus our business on the following key market opportunities:

   Mediation Solutions: These include our proprietary Mediation Framework, with an emphasis on sales through partnerships with independent software vendors
(ISVs) and network integrators, as well as direct solutions to network equipment manufacturers (NEMs) and network service providers (NSPs).

   Service Assurance Applications: Pre-configured service management applications from our existing product set and trading partner exchange solutions based on our trouble ticket exchange product, TicketExchange.

   Communications Infrastructure: Leveraging our leadership in CORBA-based object request broker embedded technology through our e*ORB product.

   Professional Services: Leveraging our professional service unit's program and project management skill set, as well as training and custom software development expertise.

   We intend to focus our future efforts on packaging and delivering our capabilities around the following three suites of already-developed products and services:

Mediation Framework

   Our Mediation Framework is based on our existing Mediation Framework software solution, which has been employed by our telecom operator clients to "bridge" protocol disparities among and between networks. These disparities occur because the telecom networks, or their components, were not originally designed to work together. Our mediation framework is composed of a series of modules that convert the protocol used by a telecom equipment manufacturer and telecom service providers to a normalized, or generic, format. By using a normalized format, any protocol, whether standards-based or proprietary, can be translated to another.

   Mediation solutions using our Mediation Framework can be quickly updated to adapt to changes in protocol standards, to add additional telecom network levels, and to add other protocols to the solution. This "life-cycle-management" approach to network mediation solutions helps our customers to better maintain their telecom networks and improve the quality of service to their end-users.

   In addition to protocol services, our Mediation Framework also includes data and object mediation modules, along with fault (tracking, escalation and progression of problem resolution), configuration (physical and logical configuration of systems and their components to provide the right capacity levels and functional capabilities) and performance services modules. This greatly expands our capability to develop end-to-end solutions for and with our customers.

     Lastly, through our acquisition and integration of Trigon's assets, we have added the capability to add real-time network management data to our Mediation Framework. This allows us to consolidate information from both older and next generation network and service environments into one view, enabling our customers to deliver end-to-end connection services to their customers.

Mediated Solutions

   We plan to leverage our Mediation Framework to enable more complete and robust solutions for our customers. These include existing products such as our TicketExchange product, which can send automated trouble tickets between different telecom carriers being used by a customer's long-distance provider.

   Other applications that we are developing include, applications for the network management level, network planning and development, network provisioning, network inventory management, network maintenance and restoration and network data management. Future services include service configuration, service problem management and service quality management.

   Our strategic goal is to move up the OSS value chain by fully integrating the tools, mediation framework and/or specific applications and solutions to solve the myriad of problems our customers have integrating their networks and services with their OSS environment. In particular, we are targeting OSS Fulfillment and Assurance solutions.

e*ORB

   Our e*ORB is a "carrier-grade" embeddable CORBA ORB (C++, C, and Java) targeted at the telecom equipment market. Unlike other CORBA products on the market, e*ORB focuses on delivering high performance and high scalability, while requiring minimal memory. e*ORB supports a set of features applicable to our targeted customers.

   e*ORB has application within high-end network elements such as optical switches and wireless base stations, as well as mobile devices such as a personal digital assistant (PDA) and wireless phones. Additionally, e*ORB is appropriate for and sold to a number of other embedded markets such as defense and transportation primarily for communication and management applications.

   e*ORB conforms to the "minimum CORBA" specification set by the Object Management Group (OMG) and supports product enhancements that make it more adaptable to the telecom market. The OMG is an open-membership, not-for-profit consortium that produces and maintains computer industry specifications for interoperable applications. Their work includes the original creation and current evolution of the CORBA specifications.

   Our focus for e*ORB in the coming year includes:

   1. Increasing penetration of the embedded market through availability of our C version of e*ORB. The language of choice for the majority of the embedded market is C. With the addition of the C version, e*ORB will be able to reach previously unaddressed portions of the market.

   2. Establishing and strengthening channels to non-telecom markets. While we originally targeted e*ORB for telecom, its performance capabilities extend its value into non-telecom markets as well.

Enabling Tools

   Our mediation "toolbox" is driven primarily from its origins in the Telecommunications Management Network (TMN) industry. TMN is a management network architecture that interfaces with a telecommunications network at several points in order to receive information from, and to control the operation of, the telecommunications network. Architecturally, the specifications comprising the TMN standard divide the telecommunications management infrastructure into a framework of five layers: Network Element (NEL) Element Management (EML), Network Management (NML), Service Management (SML) and Business Management (BML). The TMN standard includes a set of interface specifications for communicating within and among these layers to enable interoperability between and among network operating systems, network management systems and network equipment.

   Embedded Agents

   Our TMN products include Embedded Telecommunications Solutions (ETS) products that include networking stacks (languages used by telecom devices to communicate with each other) and tools to create embedded agents for telecom hardware, Unix/NT Telecommunications

Solutions (UTS) products, which are communications networking stacks for clients and servers, and UTS file transfer, access and management (FTAM) products for the reliable transfer of billing information, files and network data.

   TMN Manager

   Our TMN Manager Development Environment (MDE) enables developers to build customizable, dynamically configurable (able to change the set up parameters without shutting down the hardware or application), and scalable TMN-conformant manager applications, which manage the lower level Network Element layers. Our MDE automates most of the tasks associated with building a manager application.

   TMN Agent

   Our TMN Agent Development Environment (ADE) enables developers to build customizable, dynamically configurable, TMN-conformant agents that provides the value-added, agent role process for network elements, Q-adapters, and mediation devices at the NEL, EML, NML, and SML layers of the TMN model. ADE automates most of the tasks associated with building an agent application.

   TMN Simulator

   Our TMN Agent Simulator and TMN Manager Simulator may be used with our ADE or MDE products or with any company's TMN-conformant agent or manager. The Simulators use standard tool command language (TCL) scripts to mimic the behavior of a TMN-conformant agent or manager. Our simulators have graphical user interfaces, are dynamically configurable at run-time, and provide script-generation tools to produce test cases for a particular model information base.


CUSTOMER BENEFITS

   Our mediation framework allows telecommunications operators and equipment manufacturers, software vendors and telecom systems integrators serving telecom operators to:

   Improve Time to Market. Our products and services enable our customers to produce proprietary and standards-compliant network management solutions for their products faster, with fewer developers. Our products provide off-the-shelf standards-based software that our customers can embed into their products and systems. Instead of our customers independently developing protocols, connectivity software, and management functions from scratch, they can integrate our off-the-shelf products in their systems and reduce the overall development effort and improve the quality of the end product. We also offer turnkey services that solve critical service assurance functions and require minimal, if any, customer development.

   Reduce Costs. Our software solutions enable telecommunications operators to reduce costs by efficiently managing diverse networks and network equipment with a single, integrated management system. Unlike many proprietary systems, our solutions do not require large, expensive technical organizations for additional development and maintenance. Because our solutions use standard interfaces and the latest state-of-the-art technology, they allow multiple systems to connect to each other across applications, networks, vendors and systems. This interoperability allows telecom service providers to purchase the most cost-effective equipment from a broad range of vendors. In addition, by utilizing our Professional Services Unit's services, customers can reduce the cost of their in-house development.

   Derive Incremental Revenue. Our telecom network management solutions also enable telecommunications service providers to bring new functionality and services to market more rapidly by providing an integrated, standards-based suite of tools that facilitate the rapid development and deployment of new software applications and solutions across different telecom networks. For example, our products have been used by telecommunications switch equipment manufacturers, operation support system vendors and telecommunications service providers to provide data collection information to support billing, trouble ticketing and inter-service provider exchange of management information.

   Implement Complete Solutions. Successful implementation requires seamless vertical integration of network management and back office systems that are often based on disparate protocols. We believe that we provide one of the best commercially available suite of products and services that offers complete end-to-end solutions.

   Preserve Existing Investments. Our solutions enable telecommunications service providers to continue to use and integrate their existing legacy systems with newer standards-based systems. Our software and solutions manage CORBA, TL1 (Bellcore's Transaction Language 1), SNMP and other legacy equipment and systems.

   Enhance Communications Across Service Providers and with Customers. Our products enable the deployment of systems that allow telecommunications service providers and network operators to manage new and existing services and equipment across multiple service provider networks. The products also enable enterprise network operators to deploy systems that manage services of multiple service providers.


CUSTOMER CARE AND SUPPORT

   Professional Services Unit

   We believe that the adoption of our products depends, in part, upon the ability of telecom service providers, network operators, network hardware and software vendors, and systems integrators to implement our solutions, as well utilize our Mediation Framework, quickly and cost-effectively. Our professional services unit works with systems integrators, application developers and in-house customer engineers to enable customers to deploy a complete solution. Professional services include program management, system analysis and design, source code porting, conformance testing and certification and custom application development. We generally provide professional services based on a detailed statement of work. Personnel primarily located in our California, Texas, Poland and Germany facilities provide professional services.

   Our solutions for e*ORB and Mediation Framework provide our customers with turnkey projects for e*ORB based applications and for mediators that integrate management systems. The e*ORB based projects can range from equipment infrastructure development, to network management interfaces, to distributed application development. Mediation based projects typically mediate between equipment, equipment management systems, network management systems or service management systems. Other possible projects include customization to create platforms or proprietary interfaces.

   Our network management practice includes consulting on architecture and designing telecom networks, telecom management systems, technology assessment and usability/productivity analysis of customer's current systems, and the actual development and integration of the network management applications. Both equipment manufacturers and telecommunications service providers use these products and services. We have focused on and are experts in the development of these systems for the fiber optic and wireless telecommunications market segments.

   The telecom element management systems (EMS) network management practice also includes the design, development and deployment of embedded network management agents and communications stacks. These solutions are used by equipment manufacturers as part of their network management strategies and implementations. We target not only the top ten equipment manufacturers, but have also been pursuing smaller start-up companies to provide them with a turnkey network management solution for their equipment as they typically lack in-house expertise.

   Technical Support

     We offer a broad range of technical support services to assist our customers in designing and operating integrated solutions. Our technical support consists of the following services:

   Training. We provide training to our customers on a per-product basis. Training services range from detailed technical tutorials on technology products to product configuration, management and training on end-user products.

   Product Support and Maintenance. We provide global coverage 24 hours per day, seven days per week with on-demand access to technicians and product support engineers. In response to a high demand for expert-level, on-site product support, we offer an on-demand service staffed by highly competent product experts. Personnel primarily located in our California, Korea, Texas and Germany facilities provide product support. Customers subscribing for product support also receive software updates and maintenance releases.

   On-site Consulting. Our engineers travel to customer sites for a specified period and provide consulting on system design, training, customization and development support.

   We typically warrant our products for 30 days. To date, we have not encountered any significant product warranty problems.


COMPETITION

   We compete on product features and characteristics, including quality, performance, ease of use, functionality, interoperability, reliability, scalability, speed of implementation, price, implementation and development services, technical support, and training and maintenance.

   Competition in our market is intense and is characterized by rapidly changing technologies, evolving industry standards, in-house or proprietary solutions, frequent new product introductions and rapid changes in customer requirements. Moreover, it is expected that this market will continue to experience new entrants in the foreseeable future. To maintain and improve our competitive position, we believe that we must continue to develop and introduce or acquire, in a timely and cost-effective manner, new services, products and product features that keep pace with competitors' offerings, technological developments and changing industry standards.

   Our current and prospective competitors offer a variety of products and services to address focused problems in the network and systems management applications market as well as the mediation market. Our strategy is to make these solutions work together leveraging our customers' investments in whatever technology they deem necessary to meet their business objectives. Each of our product lines has competitors as follows:

   TicketExchange: Competitors include providers of hosted exchange services such as Quintessent, Nightfire, as well as companies providing software solutions such as DSET and many of the large consulting firms such as Accenture and Telcordia.

   e*ORB: Competitors are other embeddable ORB vendors, such as OIS and freeware providers such as TAO. We also face competition from in-house developed technologies and in-house developed ORBs.

   Mediation Framework: Competitors are primarily internal software development organizations and large consulting firms. To a limited extent, there can be some competition from smaller companies, including Tibco and Vitria.

   Network Management Professional Services Projects: Competitors are primarily internal software development organizations and to a lesser extent smaller companies such as TCSI which provide products similar to our OM product family.

   TMN Tools and Services: Competition in this area has been greatly reduced. UH Communications could be considered a competitor.

   Many of our current and potential customers continuously evaluate whether to design, develop and support their own proprietary telecommunications network management systems and applications or purchase them from outside vendors. These customers have traditionally designed and developed their own software solutions internally for their particular needs and may therefore be reluctant to purchase products offered by independent vendors. We believe that a significant percentage of telecommunications network management solutions are still developed in-house. In addition, despite its limitations for deployment in public or very large enterprise networks, SNMP continues to serve as the de facto standard for managing enterprise data networks. As a result, we believe that we must continuously educate existing and prospective customers as to the advantages of open management technology versus internal, proprietary telecommunication network management systems and management applications.

   The global acceptance of our technologies could lead to increased competition as third parties develop telecommunications network management systems and management applications competitive with ours. Any of these competitors may be able to respond more quickly than we do, with different technologies and better responses to customer requirements and can devote greater resources to the development, promotion and sale of their products. There can be no assurance that our current or potential competitors will not develop products comparable or superior to those developed by us or adapt more quickly than we do to new technologies, evolving industry standards, new product introduction or changing customer requirements.


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


DEPENDENCE ON PARTICULAR CUSTOMERS

   We continue to expand our customer base and broaden our sales constituency. These efforts have reduced our reliance on any one particular customer. However, in 2001, we sold a substantial amount of our products and services to several major customers. The top three customers accounted for 28.3% of our net revenues in 2001. The top customer, Alcatel, accounted for 14.5% of our net revenues in 2001. No other single customer accounted for more than 10% of net revenues in 2001. The loss of any of these customers could have a material adverse affect on our business.


SALES, MARKETING AND CUSTOMERS

   We market and sell our products and services through an internal sales and marketing organization that consisted of 20 people as of December 31, 2001. In addition, we use third party agents in certain territories and sales channels. Our marketing efforts are focused on increasing awareness of our products and services, seeding the market with our newer technologies and positioning us as the leading provider of CORBA software solutions. Our marketing programs have three primary goals: market education and awareness, sales effectiveness and product management. Our education and awareness activities include seminars, speaking engagements, sponsorship of conferences, articles in industry publications, participation in industry forums and working groups, and inclusion in market studies by leading industry analysts. In addition, to disseminate our marketing message and improve sales effectiveness, we use direct mail, advertising, presentations, demos, press releases, press/analyst tours, marketing literature, public relations, trade shows and a Web site. Our product management staff works with customers and industry experts to ensure that our products will satisfy market requirements.

   The sales cycle for our products is lengthy and often requires us to provide a significant level of education to prospective customers regarding the use and benefits of our products. As a result, we sell our products primarily through a direct sales organization of highly skilled technical sales people. Of the 20 people engaged in sales and marketing, 15 people belonged to our sales organization as of December 31, 2001.

   In 2001, we continued to offer a free trial evaluation download of our e*ORB software from our Web site that expires after 30 days. This allows prospective customers to evaluate our software within their applications before making a buying decision. In addition, we sell software through distributors and sales agents in certain other countries, and enable our customers through licenses to distribute our products in exchange for royalty payments.

   We typically transact business in U.S. currency worldwide. International sales totaled approximately $4 million in 2001.

     In 2002, we will offer products that deliver a single common mediation infrastructure, which will be scalable from small devices (embedded market) to large corporate networks (enterprise market). This technology capability is expected to improve our sales successes as network equipment vendors, OSS application providers, and systems integrators, introduce these embedded and enterprise solutions to telecom carriers and large enterprises.

   Historically, we have not had a license backlog because we can fill substantially all orders upon receipt of a firm purchase order.


RESEARCH AND PRODUCT DEVELOPMENT

   We continually enhance our existing products and develop new products to meet changing customer requirements. We work directly with our customers and strategic partners to enhance existing products and develop new products. We have substantially invested in developing our products as we believe that our future success depends in large part on our ability to capitalize on our core technologies by developing applications that utilize them, enhance existing products, develop new products, maintain technological competitiveness and meet a wide range of customer needs. Accordingly, we intend to continue to substantially invest in research and development for the foreseeable future. Overall product development efforts include:

     e*ORB. e*ORB is a "carrier-grade" embeddable ORB, which focuses on delivering high performance and high scalability, while requiring minimal memory. Our development efforts in 2001 expanded the range of e*ORB platforms and services and initiated the development of the C version of e*ORB, which is the preferred programming language for much of the embedded market. Our future development for e*ORB will be focused on enhancement of the C++, C and Java versions for both telecom and non-telecom markets.

     Mediation products. Mediation Framework is a unique mediation solution that enables different types of network elements and OSS to interoperate, both at the protocol and data levels. This flexibility gives telecom network equipment vendors, system integrators, as well as service providers the means to effectively interconnect equipment and support systems while gaining interoperability. Mediation Framework was made commercially available in 2000. We have already created software adapters for the following protocols (CORBA, Q3, SNMP, ASCII and XML) and continue to enhance our mediation products by adding additional adapters for new protocols.

     Service Assurance products. TicketExchange is built upon our Mediation Framework. The solution addresses vital business objectives such as enhanced customer service and network quality. The TicketExchange product enables customers to quickly and easily establish electronic interfaces with key business partners. This solution dramatically improves the entire customer trouble resolution cycle by disseminating trouble information automatically and instantaneously between business partners. We are working to enhance and extend this solution into a number of other business-critical areas, including network fault exchange. Our objective is to develop a suite of business solutions designed to improve the productivity, efficiency and quality of key operations of our telecom service provider customers.

     Network Management products. The OM product family, including EMS and eAgent, is targeted towards telecom equipment manufacturers. The official launch of the product suite happened in 2001. In 2002 the focus will be on enhancing the product suite with a variety of features focusing on the wireless and broadband telecom markets.

   Our research and development organization is located principally in San Diego, California, Dallas, Texas and Poznan, Poland. As of December 31, 2001, our research and development group consisted of 40 people.

PRINCIPAL OFFICES

   Our principal offices are located at 21300 Victory Boulevard, Suite 700, Woodland Hills, California 91367 and our telephone number at that location is
(818) 227-1400. Our website address is www.vertel.com.
                                       --------------

                                  RISK FACTORS

   In addition to the other information contained in this prospectus, you should carefully read and consider the following risk factors. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.

                          Risks Related to Our Business

If The Worldwide Economic Slowdown Continues, Our Revenues May Continue To Decrease And This Would Have A Material Adverse Effect On Us

   The telecommunications sector continued to languish in 2001. The slowdown in the U.S. economy that began in 2000 and 2001, has caused many of our customers to reevaluate their purchasing strategies, which has lengthened our already lengthy and unpredictable sales process.

   Industry analysts predict that the softness within the telecommunications industry could continue through 2002. If the worldwide economic slowdown continues, the telecommunications industry will most likely continue to be adversely affected, which may cause our revenues to continue to decline.

If Our Noteholder Converts The Promissory Note And Exercises Its Warrant, Our Existing Shareholders' Interests Will Be Significantly Diluted; Future Sales Of Substantial Amounts Of Our Stock Could Cause The Price To Go Down

   On January 3, 2002, we sold a convertible promissory note in the amount of $3,500,000. In connection with the sale of the convertible promissory note, we issued a warrant to purchase 800,000 shares of our common stock.

   To the extent that the convertible promissory note is converted and the warrant is exercised, a significantly greater number of shares of our common stock will be outstanding and the interests of our existing shareholders will be substantially diluted. If these shares are sold into the market, it could decrease the market price of our common stock and encourage short sales. Short sales could place further downward pressure on the price of our common stock.

   Our common stock is thinly traded and the price is volatile. If the selling shareholder or our other shareholders sell substantial amounts of our common stock, including shares issued on exercise of outstanding options and warrants and conversion of the convertible promissory note, the market price of our common stock could fall significantly as a result of those sales. Such sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, which could make it more difficult for us to obtain financing when needed and affect our ability to carry out our operating plans.

Our Stock Price Has Been Volatile Historically And Our Stock May Be Delisted, Which May Make It More Difficult To Resell Shares When You Want At Prices You Find Attractive

   The stock market in general, and the stock prices of technology-related companies in particular, have experienced extreme volatility, which has sometimes been unrelated to the operating performance of any particular company or companies. In February 2002, Nasdaq notified us of its intent to delist our securities from The Nasdaq National Market(R). We currently plan to move from The Nasdaq National Market to The Nasdaq SmallCap MarketSM in April or May 2002. If our common stock is subsequently delisted, our shares would become more thinly traded and we may also be in default of certain conditions of our $3,500,000 promissory note, which default could result in the acceleration by the noteholder of the unpaid balance of such note together with interest, penalties and other charges.

   Our stock price could be subject to wide fluctuations in response to factors such as the following: actual or anticipated variations in quarterly results of operations; sales of substantial amounts of our common stock; announcements of technological innovations, new products or services by us or our competitors; changes in financial estimates or recommendations by securities analysts; conditions or trends in our industry; changes in the market valuations of other telecommunications software companies, our announcement of significant acquisitions, strategic relationships, joint ventures or capital commitments; additions or departures of key personnel; general market conditions; and other events or factors, many of which are beyond our control.

   In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's time and resources, which could cause our business to suffer.

   In addition, The Nasdaq Stock Market has a policy of delisting securities that trade below the price of $1.00 per share for more than 30 consecutive trading days. Our stock price has traded below $1.00 since early September 2001, and the conversion features of the convertible promissory note may increase the downward pressure on our common stock price.

   If our stock price continues to be volatile or our stock becomes illiquid, it may be more difficult for our shareholders to sell shares at a particular time or for an acceptable price, and it may adversely affect our ability to raise needed additional capital.

If We Are Not Able To Raise Additional Working Capital, We Will Not Be Able To Successfully Deploy Our Products And Services, And We May Not Be Able To Continue Operating

   We have reported operating losses from continuing operations for each of the most recent five fiscal years. For the year ended December 31, 2001 we reported operating losses of approximately $11.7 million and negative cash flows from operations of approximately $8.2 million. During the year ended December 31, 2001 the amount of cash we used each month to fund our operations averaged approximately $0.7 million. At December 31, 2001, we had approximately $1.1 million of working capital, which included $2.8 million in cash and cash equivalents and $2.3 million of accounts receivable, net.

     In the fourth quarter of 2001, we restructured our operations, reducing our headcount by approximately 25% and implementing several other cost-reduction initiatives that we believe will reduce our operating expenses as compared to the third quarter of 2001 by approximately $750,000 per quarter beginning in January 2002.

   On January 3, 2002, we received net proceeds of approximately $3.4 million from the sale of a convertible promissory note.

   Our working capital at February 28, 2002 was $2.3 million, which included $4.4 million in cash and $1.3 million in accounts receivable, net. If we are not successful in implementing additional cost reduction programs, raising additional capital or increasing our revenues to levels sufficient to generate operating income, we may not have sufficient cash to fund our operations beyond the third quarter of 2002.

   Nasdaq Rule 4350 requires that we obtain shareholder approval before issuing securities representing 20% or more of our outstanding listed securities. It is possible that while the convertible promissory note and the warrant are outstanding, the market price of our common stock could decrease to a price at which the selling shareholder is entitled to convert the promissory note into and exercise the warrant for a number of shares that represents 20% or more of our then-outstanding common stock.

   If the market price of our common stock remains at or below that level, and the noteholder desires to convert the promissory note into and exercise the warrant for an aggregate number of shares equal to or exceeding 20% of our then-outstanding common stock, we have agreed that we will use our best efforts to hold a special shareholders meeting to seek shareholder approval of the issuance of the shares of common stock. Failure to obtain such shareholder approval could cause our default under our agreement with the noteholder. If we default on that agreement the outstanding balance under the convertible promissory note will be accelerated and an indeterminate amount of damages could be assessed against us for each day that we are in default.

If Certain Events Occur, We May Be Required To Pay Substantial Penalties To The Noteholder

   Under the documents relating to the issuance of the convertible promissory note and the warrant, we are required to pay substantial penalties to the noteholder under specified circumstances, including, among others, the following: we fail to pay principal or interest on the convertible promissory note when due; we fail to deliver shares of our common stock on conversion of the convertible promissory note and exercise of the warrant; we fail to maintain the listing of our common stock on The Nasdaq National Market for a period of five consecutive trading days; we fail to comply with a request for conversion of the convertible promissory note or exercise of the warrant; we fail to maintain the effectiveness of the registration statement covering the shares of common stock issuable on conversion of the convertible promissory note and on exercise of the warrant; we fail to perform or observe any material covenant, condition or agreement under our agreement with the noteholder; we make a false material misrepresentation or warranty under our agreement with the noteholder; we fail to timely obtain shareholder approval of the issuance of the shares of common stock issuable on conversion of the convertible promissory note and exercise of the warrant, if such approval is required; we default on the payment of any of our indebtedness in excess of $100,000 or in the performance of any other agreement or condition relating to the indebtedness that causes or permits or requires the acceleration or early repayment of the indebtedness; we file for or consent to the filing of bankruptcy or make or permit a general assignment for the benefit of creditors or appoint a trustee, receiver, custodian or liquidator for a substantial part of our property or assets, or; a proceeding or case is commenced against us seeking (i) the liquidation, reorganization, moratorium, dissolution, winding up, or composition or readjustment of our debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or
(iii) our dissolution.

   We would generally have to pay such penalties in the form of an increased interest rate during the time of the default and money damages based on the noteholder's lost stock sales opportunities during the time of a default and other indeterminate costs and expenses.

Our Quarterly Results Are Likely To Fluctuate Significantly And Negative Changes In Our Quarterly Results Will Likely Have A Material Adverse Effect On Our Stock Prices

   A substantial portion of our revenues have been, and will continue to be, derived from a small number of large software orders placed by large organizations after extended evaluation. In addition, we typically recognize a significant portion of our software license revenues in the last month of a quarter, and frequently in the last weeks or even days of a quarter. Even small delays in the timing of our receipt or completion of any one order will continue to cause material fluctuations in our operating results, particularly on a quarterly basis.

   In addition, our quarterly operating results will continue to vary significantly depending on factors such as: capital spending patterns of our customers; changes in pricing policies by us and our competitors; increased competition; the cancellation of service or maintenance agreements; changes in operating expenses, personnel changes, changes in demand for our products; the number, timing and significance of new product and product enhancement announcements by us and/or our competitors; our ability to develop, introduce and market new and enhanced versions of our products on a timely basis; the mix between U.S. and international sales; the mix of direct and indirect sales; and general economic factors.

   Based on all of these factors, we believe that our quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied on as indications of future performance. There can be no assurance that our revenue will increase or be sustained in future periods or that we will be profitable in any future period. The price of our common stock is likely to be materially adversely affected by negative fluctuations in our quarterly revenues and operating results.

If We Cannot Reach Profitability, We Will Continue To Incur Losses, Which Would Materially Adversely Affect Us

   During the last five years we were profitable only in 1998 due primarily to a gain of approximately $7.7 million on the sale of our holdings in Sonoma Systems, a former subsidiary. We incurred net losses of approximately $12.1 million, $5.3 million, and $7.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. We incurred losses from our operations of approximately $11.7 million, $7.0 million, and $8.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Our success will depend in large part on our ability to increase our revenues and maintain sufficient revenue to achieve profitability and to effectively maintain existing relationships and develop new relationships with telecommunications service providers. In particular we intend to continue to expend significant financial resources on product development and sales and marketing. As a result, unless our revenues increase significantly, we will incur additional losses and continue to have negative cash flow from operations for the foreseeable future, and we may not achieve or maintain profitability or be able to continue operations.

If Our Products Are Not Widely Adopted, We Are Likely To Be Materially Adversely Affected

   Our e*ORB software products and services are based on Common Object Request Broker Architecture (CORBA). If a different protocol becomes the standard in the telecommunications industry, service providers are unlikely to purchase our CORBA products. Telecommunications service providers have historically depended on proprietary systems and not on any standards. While we invest substantial effort in encouraging service providers to adopt CORBA products, we do not have ultimate control over this process and we cannot provide any assurance that CORBA will be adopted. Telecommunications service providers could adopt a competing standard or no standard at all. Similarly, they could adopt CORBA, but not do so within our projected timeframe. If telecommunications service providers adopt a standard other than CORBA, adopt CORBA but not in a timely way or do not adopt any standard at all, our business, operating results, financial condition and strategic position would be materially adversely affected.

If We Are Not Able To Substantially Increase Our Customer Base For Our New Products, Or If Our New Products And Services Do Not Adequately Address Our Customers' Needs, Our Business And Revenues Will Be Materially Adversely Affected

   The markets for our products are characterized by rapidly changing technology and frequent new product introductions. In addition, these markets are highly competitive and subject to frequent technical change.

   Our future success will depend on our ability to enhance our existing products and to develop and timely introduce new products that achieve market acceptance. Our larger current and potential competitors, such as Accenture, Compaq, DSET, Hewlett-Packard, Microsoft, Sun Microsystems, Telecordia, all have longer operating histories and greater financial, technical, sales, marketing and other resources than we do. We may not be able to identify, develop, manufacture, market or support products successfully or respond effectively to technological changes or product announcements by our competitors. Moreover, our current and potential competitors may respond more quickly than we can to new or emerging technologies or changes in customer requirements. If we are unable to develop and introduce new products or product enhancements in a timely manner, it could have a material adverse effect on our business, financial condition and results of operations.

   As the market develops, a number of companies with significantly greater resources than we have could attempt to increase their presence in the market by acquiring or forming strategic alliances with our competitors, resulting in increased competition for us. If we are not able to compete successfully with these competitors, our business, financial condition and results of operations will be materially adversely affected. In addition, if the products we develop are not widely accepted by customers, if we are not able to identify, develop, market or support new products successfully or if we are unable to respond effectively to technological changes, revisions in industry standards or competitive products, our business, financial condition and results of operations would be adversely affected.

   We expect that new products and related services will account for a substantial portion of our revenues in the foreseeable future. Since we expect to rely less on existing products for revenue, factors adversely affecting the pricing of or demand for our newer Mediation- and CORBA-related software solutions and our TicketExchange product, such as competition for new products or lack of customer acceptance, could have a disproportionately adverse effect on our business, financial condition and results of operations.

Our International Sales Are Subject To Factors Outside Of Our Control And Are Subject To Currency Fluctuations That Could Materially Adversely Affect Us

   Sales to customers outside the United States comprised approximately 37.9%, 30.5% and 48.6% respectively of net revenues in 2001, 2000 and 1999, and we expect that international sales will continue to account for a significant portion of our net revenues. International sales and operations are subject to many factors outside of our control, such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political instability, trade restrictions and tariffs. Furthermore, because we have to maintain sales offices in different countries in order to make these sales, our management must address differences in regulatory environments and cultures in those countries. If we are unable to address these differences successfully, our business, financial condition and results of operations would be adversely affected.

   Although our international sales are typically denominated in U.S. Dollars, weakness in foreign currencies will increase the cost of our products in our foreign markets, resulting in a slow down or cancellation of sales. Fluctuations in exchange rates could also result in exchange losses. We cannot adequately predict the impact of future exchange rate fluctuations. We have not sought to hedge the risks associated with fluctuations in exchange rates, but we may begin hedging in the future. Our results of operations may be materially adversely affected by exchange rate fluctuations.

If We Are Not Able To Adequately Protect Our Intellectual Property, Or If We Infringe The Intellectual Property Of Third Parties, We May Be Materially Adversely Affected

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

   Some of our software does not include any mechanisms to prevent or inhibit unauthorized use. We generally either require the execution of an agreement that restricts copying and use of our products or provides for the same in a break-the-seal license agreement. Unauthorized copying or misuse of our products to any substantial degree could have a material adverse effect on our business, financial condition and results of operations. We cannot provide any assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

   Although we have not received claims alleging infringement of the proprietary rights of third parties that we believe would have a material adverse effect on our business, financial condition or results of operations, nor are we aware of any similar threatened claims, third parties may claim that our current or future products infringe the proprietary rights of others. Any claim, with or without merit, could result in costly litigation or might require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on reasonable terms, or at all.

Our Future Growth Will Depend On Our Ability To Make And Successfully Integrate Additional Acquisitions That Involve A Number Of Risks

   Our success depends on our ability to continually enhance and expand our products and services in response to changing technologies, customer demands and competitive pressures. Consequently, we have acquired complementary technologies or businesses in the past, and intend to do so in the future. If we are unable to identify suitable acquisition targets, or if we are unable to successfully complete acquisitions and successfully integrate the acquired businesses, technologies and personnel, our ability to increase product and service offerings will be reduced. This could cause us to lose business to our competitors, and our operating results could suffer.

   We actively seek to identify and acquire companies with attributes complementary to our products and services. In May 2001, we made our most recent acquisition. Acquisitions that we make may involve numerous risks, including: diverting management's attention from other business concerns; maintaining uniform standards, controls, procedures and policies; entering markets in which we have no direct prior experience; improperly evaluating new services and technologies or otherwise being unable to fully exploit the anticipated opportunity; and successfully integrating the acquired businesses, technologies and other assets.

   If we are unable to accurately assess any newly acquired businesses or technologies, our business could suffer. Future acquisitions may involve the assumption of obligations or impairment charges related to goodwill and other intangible assets.

   In addition, in order to finance any future acquisition, we may need to raise additional funds through public or private financings. In this event, we could be obliged to obtain equity or debt financing on terms that are not favorable to us and that may result in dilution to our shareholders. Any of the factors listed above would adversely affect our results of operations.

We Face Competition from Proprietary Solutions and Freeware

   In a tightening economy, potential customers may be reluctant to purchase our products and services, instead choosing to rely on internally developed, proprietary solutions or freeware. Even though these solutions are not supported and have higher long-term development costs, they could pose a threat to us, particularly our Mediation Framework and CORBA based product lines.

Changes in Governmental Regulations Could Make our Products Less Marketable

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

Certain Portions of Our Costs are Fixed in the Short Term

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

Lengthy Sales Cycles Make Predictions of Revenues Difficult

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

Our Fixed Price Arrangements Could Result in Losses

   From time to time we enter into fixed price arrangements for professional services. Fixed price arrangements could in the future result in losses due to delays in the implementation process or other complexities associated with completion of the project underlying these arrangements, such as unknown characteristics of the customer software for which we are providing services.

Our Markets are Very Competitive and Many of Our Competitors are Larger than We Are

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

Our Software is Complex and Therefore is Prone to Bugs

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

We Depend on Third Parties for Key Elements of Our Technology

   We license certain technology included in our products. While we do not believe that any of this technology could not be replaced, it might require substantial time and effort to do so. If we become unable to utilize this technology our operations could be adversely affected.


Employees

   As of December 31, 2001 we employed 108 people, of whom 40 were primarily engaged in research and development activities, 21 in professional services activities, 20 in sales and marketing activities, 15 in operations activities, and 12 in general management, administration and finance. Continued declines in market conditions in the second half of 2001 caused us to implement employee reductions in the fourth quarter of 2001. Our workforce is approximately 109 employees as of March 21, 2002. Our future performance depends significantly upon the continued efforts of our management, key product and application engineers, and sales and technical sales support personnel. We have no collective bargaining agreements with our employees. We believe that we maintain competitive compensation, benefit, equity participation and workplace policies that assist in attracting and retaining qualified employees. We believe that our future success will depend, in part, on our ability to attract and retain qualified personnel. We have experienced no work stoppages and believe that our employee relations are good.

   In October 2001, our Chairman of the Board, Chief Executive Officer and President, Cyrus Irani, stepped down from his position to pursue other interests but continued in a consulting capacity through March 2002 and remains a member of the board of directors. In October 2001, we replaced Mr. Irani with Marc Maassen, our current President and Chief Executive Officer.


ITEM 2.  PROPERTIES

   Our principal administrative, sales and marketing, and support facilities are located in Woodland Hills, California. Our principal research and development facilities are located in San Diego, California, Dallas, Texas and Poznan, Poland. Our headquarters consist of approximately 22,000 square feet under a lease that will expire in January 2003. Our worldwide field sales, research and development, and service offices, exclusive of our headquarters, consist of leased office space totaling approximately 18,000 square feet with leases expiring between 2002 and 2003. We believe that our existing facilities are adequate for our presently foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

   We are not a party to, nor is our property the subject of, any material pending legal proceeding. We may, from time to time, become a party to various legal proceedings arising in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.


                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

Market Information

   Our Common Stock is traded on The Nasdaq Stock Market under the symbol VRTL. Prior to April 1998, we were known as Retix and traded under the symbol RETX. The low and high closing sales prices for our stock during each quarterly period in the two fiscal years ended December 31, 2001 and 2000 are as follows:

                                               2001 Fiscal Quarters Ended
                                        ---------------------------------------
                                        March 31    June 30    Sept 30    Dec 31
                                        --------    -------    -------    ------

     Low bid........................... $1.28       $1.05      $0.68      $0.46
     High bid.......................... $4.13       $2.98      $1.25      $0.90


                                               2000 Fiscal Quarters Ended
                                        ---------------------------------------
                                        March 31    June 30    Sept 30    Dec 31
                                        --------    -------    -------    ------

     Low bid..........................  $ 7        $11 13/16  $ 5 5/8    $1 5/16
     High bid.........................  $47 1/8    $23        $17 3/16   $9 9/32


   There were approximately 500 shareholders of record on March 26, 2002 and the closing market price per share for our common stock on The Nasdaq Stock Market(R) was $0.33.

   In February 2002, Nasdaq notified us of its intent to delist our securities from The Nasdaq National Market(R). We currently plan to move from The Nasdaq National Market to The Nasdaq SmallCap MarketSM in April or May 2002.

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

                                     Selected Consolidated Financial Data
                                      Five Years Ended December 31, 2001

                                            Years Ended December 31,
                                  --------------------------------------------
                                   2001     2000     1999      1998     1997
                                  -------  -------  -------  --------  -------
                                   (in thousands, except per share data)

Consolidated Statements of
 Operations:
Net revenues:
 License........................  $ 5,526  $ 9,578  $12,359  $ 12,564  $12,590
 License-related party..........       --       --       --       737       --
 Service and other..............    5,067    6,820    7,456     5,066    5,887
                                  -------  -------  -------  --------  -------
   Net revenues.................   10,593   16,398   19,815    18,367   18,477
                                  -------  -------  -------  --------  -------
Cost of revenues:
 License........................      418      835    1,595       816      876
 Service and other..............    6,886    5,420    5,726     4,781    4,845
                                  -------  -------  -------  --------  -------
   Total cost of revenues.......    7,304    6,255    7,321     5,600    5,721
                                  -------  -------  -------  --------  -------
Gross profit....................    3,289   10,143   12,494    12,767   12,756
                                  -------  -------  -------  --------  -------
Operating expenses:
 Research and development.......    3,977    5,170    7,319     6,639    5,600
 Sales and marketing............    5,897    6,978    8,194     6,389    6,590
 General and administrative.....    3,082    3,512    4,307     3,014    3,719
 G&A non-employee stock
  compensation..................       --      553      192        --       --
 Goodwill amortization..........    1,807      952      754        --       --
 Restructuring expense..........      259       --      641        --    1,513
                                  -------  -------  -------  --------  -------
   Total operating expenses.....   15,022   17,165   21,407    16,042   17,422
                                  -------  -------  -------  --------  -------
Operating loss from continuing
 operations.....................  (11,733)  (7,022)  (8,913)   (3,275)  (4,666)
Other income (loss), net........     (436)   1,909      727    10,998      171
                                  -------  -------  -------  --------  -------
Income (loss) from continuing
 operations before provision for
 income taxes...................  (12,169)  (5,113)  (8,186)    7,723   (4,495)
Income tax benefit (provision)..       31     (147)     427      (446)      --
                                  -------  -------  -------  --------  -------
Income (loss) from continuing
 operations.....................  (12,138)  (5,260)  (7,759)    7,277   (4,495)
Loss from discontinued
 operations.....................       --       --       --        --   (6,415)
                                  -------  -------  -------  --------  -------
Net income (loss)...............  (12,138)  (5,260)  (7,759)    7,277  (10,910)
Other comprehensive income
 (loss).........................      199     (262)     (40)      425      (42)
                                  -------  -------  -------  --------  -------
Net comprehensive income
 (loss)......................... $(11,939) $(5,522) $(7,799)  $ 7,702 $(10,952)
                                  =======  =======  =======  ========  =======

Basic net income (loss) per
 common share:
Income (loss) from continuing
 operations.....................  $ (0.39) $ (0.19) $ (0.31) $   0.31  $ (0.21)
Loss from discontinued
 operations.....................       --       --       --        --    (0.31)
                                  -------  -------  -------  --------  -------
   Net income (loss)............  $ (0.39) $ (0.19) $ (0.31) $   0.31  $ (0.52)
                                  =======  =======  =======  ========  =======
Diluted net income (loss) per
 common share:
Income (loss) from continuing
 operations.....................  $ (0.39) $ (0.19) $ (0.31) $   0.29  $ (0.21)
Loss from discontinued
 operations.....................       --       --       --        --    (0.31)
                                  -------  -------  -------  --------  -------
   Net income (loss)............  $ (0.39) $ (0.19) $ (0.31) $   0.29  $ (0.52)
                                  =======  =======  =======  ========  =======
Consolidated Balance Sheet Data:
Working capital.................  $ 1,102  $10,624  $ 9,514  $ 19,345  $ 6,401
Total assets....................   14,830   20,809   23,827    28,317   13,731
Shareholders' equity............   10,544   15,842   16,882    22,172    7,733

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

   We are a telecommunications software and services company. We have two lines of business--license revenue from software products, and services revenue from software solutions and product maintenance.

   We derive revenue primarily from software license fees, royalties and services, including professional services, technical support and maintenance. Software license fees consist primarily of licenses of our software products. Our software license agreements generally do not provide for a right of return. We maintain reserves for returns and potential credit losses, neither of which has had a material effect on our results of operations or financial condition through December 31, 2001.

   Pursuant to our license agreements, licensees may distribute their products with binary or embedded versions of our software. Royalty revenues become due upon shipment by the licensee of their products containing our software or when we grant run-time licenses to our licensees. Due to the development times required for licensees to design and ship products containing our software, we generally do not receive royalties or run-time revenues from licensees shipments of such products for at least three quarters from the date we initially ship our software.

   We separately offer professional services, including system design and engineering, custom application development, source code portation, conformance testing and certification and application development. Many of our customers contract for professional services. These services are typically based on a detailed statement of work. Professional services revenue varies according to the size, timing and complexity of the project and is typically billed based on satisfaction of certain milestones or on a per day fee. In certain cases, customers reimburse us for non-recurring engineering efforts.

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

Critical Accounting Policies and Estimates

   The Securities and Exchange Commission (SEC) recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

   Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, we believe the following accounting policies, which affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, could be deemed to be critical within the SEC definition.

   Allowance for doubtful accounts receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

   Goodwill. As of December 31, 2001, goodwill, net of accumulated amortization, amounted to $8.5 million, or 58% of our total assets of $14.8 million. This goodwill was recorded because the fair value of the consideration we exchanged, which consisted primarily of cash and shares of our common stock, to acquire Expersoft in March 1999 and the assets of Trigon in May 2001 exceeded the fair value of the net assets acquired. Determining the fair value of the assets acquired in connection with these acquisitions required us to use our judgment and make estimates. In June 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles, determined to have an indefinite life, are no longer amortized but are to be tested for impairment at least annually. Our preliminary allocation of the purchase price to the fair value of the assets acquired from Trigon in May 2001 resulted in goodwill of $7.4 million, which is no longer being amortized in accordance with SFAS No.
142. We must finalize the preliminary allocation by May 2001, which, because such allocation involves judgment and estimates, could result in a portion of the $7.4 million being allocated to an intangible asset requiring amortization. Although we do not anticipate this to be the result, such a result would cause an increase in amortization expense in 2002 and future periods. More significant, however, is the potential impact on our financial statements that could arise as a result of applying the impairment provisions of SFAS No. 142. Prior to adoption of SFAS No. 142, our policy was to evaluate goodwill for impairment whenever events or changes in circumstances indicated that the carrying value of goodwill may not be recoverable. If our market value, as indicated by our market capitalization, did not exceed our book value then a write-down would have been recorded to reduce goodwill to its estimated fair value. Testing goodwill for impairment under SFAS No. 142 will require us to develop a different methodology for assessing impairment. Any such methodology is likely to involve significant judgment and estimates. We are currently assessing but have not yet determined the impact that adoption of SFAS No. 142 will have on our financial position and results of operations, however it could be significant.

   Income taxes. We have recorded a valuation allowance to reduce our deferred tax assets to zero. If we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

   Fixed price service contracts. Professional service contracts are typically fixed price contracts that are completed in six months or less. We recognize revenue as work progresses using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. We utilize this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion.

Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Revenues from non-recurring engineering projects are also typically recognized on a percentage of completion basis and follow the same principles as fixed price service contracts.

Results of Operations

   Our consolidated financial statements include the results of operations of Expersoft from the March 1999 date of acquisition and Trigon the May 2001 date of acquisition.

   The following table sets forth certain items from our Statement of Operations as a percentage of net revenues:

                                                            Years Ended
                                                           December 31,
                                                       ---------------------
                                                       2001    2000    1999
                                                       -----   -----   -----

     Net revenues..................................... 100.0 % 100.0 % 100.0 %
     Cost of revenues.................................  68.9    38.1    36.9
                                                       -----   -----   -----
     Gross margin.....................................  31.1    61.9    63.1
     Operating expenses:
       Research and development.......................  37.5    31.5    36.9
       Sales and marketing............................  55.7    42.6    41.4
       General and administrative.....................  29.1    21.4    21.7
       General and administrative non-employee stock
        compensation..................................    --     3.4     1.0
       Goodwill amortization..........................  17.1     5.8     3.8
       Restructuring expense..........................   2.4      --     3.2
                                                       -----   -----   -----
         Total operating expenses..................... 141.8   104.7   108.0
                                                       -----   -----   -----
     Operating loss from continuing operations........(110.8)% (42.8)% (44.9)%
                                                       =====   =====   =====

Overview

   2001 proved to be the worst economic environment that the U.S. economy has experienced in the last decade. The telecommunications sector was adversely impacted more significantly than the overall economy. Telecommunications companies in Europe, and to a lesser extent in Asia, also experienced these adverse economic conditions. In retrospect, the difficulties in the telecommunications sector began early in the second half of 2000 and continued through 2001. During this period a number of telecommunications service providers ceased operations or sought bankruptcy protection. This in turn impacted telecommunication equipment manufacturers and their revenues generally declined. Equipment manufacturers have historically comprised a significant portion of our customer base, and many of our customers experienced significant revenue declines in the second half of 2000 that continued through 2001. As a result, many of our major customers announced staff layoffs, closed or sold business units, and reduced purchases of development software and consulting services.

   As a consequence, our revenues also significantly declined, including revenue from royalties as our customers were shipping fewer products that utilized our software. Our reduced revenues increased our losses, while our negative cash flow also increased. As a consequence, we must increase our revenues, reduce costs, and/or secure additional funding in 2002 in order to continue operating as a going concern.

   Currently, there is no consensus as to when the equipment manufacturers will see an economic recovery and, therefore, when they will acquire new development software, deploy products that include our software or need additional consulting services. Although our fourth quarter revenues were our lowest for 2001, we expect both license and service revenues to increase across 2002 as the economic conditions affecting the telecommunications sector, and revenues to equipment manufacturers improve. In addition, we have enhanced our product offerings through the Trigon acquisition. development of related products, and continued development of our mediation products, including a ticket exchange application (TicketExchange). We believe that our newer products, combined with our professional service competencies, can expand our customer base and enable us to enter additional markets such as network data mediation.

   Net Revenues. Net revenues declined 35.4% in 2001 to $10,593,000 from $16,398,000 in 2000, with lower revenues in both the license and the service and other segments. The decline followed a 17.2% decrease in net revenues in 2000 compared to net revenues of $19,815,000 in 1999. The downward trend in net revenues started in the third quarter of 2000 and continued in 2001, reflecting both the economic downturn in the telecommunications sector and the continued lower demand for TMN products as discussed below.

   Sales to customers outside the United States comprised approximately 37.9%, 30.5% and 48.6% respectively of net revenues in 2001, 2000 and 1999. We have historically reported a high percentage of sales to such customers and expect international sales to continue to be significant to our business. International sales in 2001 were hindered by the continued strong dollar against Asian and European currencies, which reduced our sales abroad, both in quantity and average transaction size. If the dollar strengthens significantly, we may not be able to remain competitive, or we may have to reduce our prices in Asian and/or European markets. In addition, competition and price pressure have increased both domestically and internationally for professional services projects as our competitors and customers have increasingly subcontracted for engineering services from lower cost countries such as China and India. As with domestic sales, our sales cycle is usually lengthy and results in quarterly fluctuations between geographic markets. Finally, any political or economic turmoil in our major Asian markets (China, Japan and Korea) could impact future sales in the affected area.

   License. License revenues consist primarily of license fees and royalties derived from software products. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists and the underlying software products have been delivered. Most of our customer contracts contain multiple software products or other elements, such as maintenance and professional services. We typically deliver all software products included in a multiple element contract shortly after the contract is executed, with any service elements, such as maintenance or professional services being provided to our customers over a period of time, generally less than twelve months. We generally do not sell our software products separately and therefore cannot readily determine their fair values. We do sell maintenance, in the form of maintenance renewals, and professional services separately and have vendor specific objective evidence (VSOE) of their fair values. Therefore, most of our customer contracts are accounted for using the residual method, which requires us to defer the fair value of undelivered elements (e.g. maintenance or professional services) and recognize as revenue the residual value of the customer contract. If a multiple element contract includes an undelivered element for which we do not have VSOE of fair value, we defer the entire contract value until either the element is delivered or VSOE of its fair value is determined. If the undelivered element of a multiple element contract is a service element, such as maintenance or professional services, and we do not have VSOE of its fair value, we recognize the entire contract value as revenue ratably over the term of the service element. We recognize royalty revenues when reported by the customer for non-license key controlled agreements, when the run-time license is shipped for license key controlled agreements, or when a customer purchases royalties in advance on a non-refundable, non-cancelable basis.

   Historically license revenues have accounted for a substantial portion of total revenue. However, in 2001, license revenues declined by 42.3% to $5,526,000 from $9,578,000 in 2000, accelerating the 22.5% decline in 2000 from $12,359,000 in 1999. License revenues in 1999 included revenue from TMN and CORBA software. In 2000, we recognized revenues from our mediation software. TMN license revenues are comprised of development licenses and royalties from customer deployments related to prior license agreements. TMN license revenues in the first half of 2000 fell by approximately 8% compared to the same period in 1999. However, they fell by approximately 56% in the second half of 2000 compared to the same period in 1999. TMN revenues for each of the first three quarters of 2001 approximated those of the third and fourth quarters of 2000, but fell by approximately 50% in the fourth quarter of 2001 compared to the same period in 2000. The biggest reduction was in TMN royalties due to lower deployments by our customers. While we expect TMN royalties to increase as the economy improves for telecommunication equipment manufacturers, TMN revenues will continue to decline as a percentage of license revenues. Although TMN is an international standard, it has not been widely adopted in the United States and our TMN sales are primarily in Asia. Over time, we expect that TMN will largely be replaced by CORBA and other technologies.

   CORBA license revenues in 2000 decreased as a percentage of license revenues compared to 1999 due to the discontinuation of legacy CORBA products acquired in the acquisition of Expersoft as we focused our CORBA products on the embedded market with our e*ORB product. As an emerging technology, we anticipate that e*ORB license revenues will increase as the technology is further developed and adopted by more companies, and as the economy improves for telecommunication equipment manufacturers. As a percentage of total license revenue, CORBA products increased modestly in 2001 compared to 2000. Mediation software license revenues in 2001 constituted the same percentage of total revenues as in 2000, their year of introduction. For reasons described under Part I, Economic Trends, we believe that the data mediation market will increase over the next five years and that our mediation software license revenues in 2002 will increase at a faster rate than our other software product revenues. License revenues are also expected to increase if we successfully expand our international distributor base and other sales channels.

   Service and Other. Service and other revenues consist primarily of professional services, maintenance, technical support, non-recurring engineering projects, training and other revenues. Professional service revenues typically result from fixed price contracts to fulfill a statement of work for a customer project, and are usually completed in six months or less. These revenues are recognized based on the percentage of completion method. Maintenance revenues are recognized ratably over the term of the maintenance contract. Revenues from non-recurring engineering projects are also typically recognized on a percentage of completion basis. Revenues from technical support consulting and other categories are usually recognized when the service is performed and no obligations remain.

     Revenues for the service segment declined by 25.7% in 2001 to $5,067,000 from $6,820,000 in 2000. The decline resulted from lower software maintenance revenues ($417,000), primarily due to non-renewal of maintenance contracts on older or discontinued products, and lower professional service revenues ($1,341,000) resulting primarily from fewer and smaller service contracts, due to the downturn in the economy. Service and other revenues decreased by 8.5% in 2000 from $7,456,000 in 1999 as a result of lower software maintenance revenues ($631,000), primarily due to non-renewal of maintenance contracts on older or discontinued products and lower non-recurring engineering services revenues ($476,000). The decline was partially offset by higher professional service revenues ($497,000) resulting primarily from higher utilization of professional service personnel. Historically, our professional services revenues have been dependent on a limited number of higher value consulting contracts from both new and existing customers. While there is price pressure due to the lower volume of available work and increased competition from lower cost countries, we believe that our core competencies can be leveraged to increase our revenues in 2002. Maintenance revenues should remain stable in 2002.

   Cost of Revenues--License. Cost of license revenues consists primarily of royalty fees paid for third party software incorporated in our products, the cost of reproduction of our software and user documentation, and delivery of software. Cost of license revenues decreased 49.9% in 2001 to $418,000, or 7.6% of license revenue. The decrease was due primarily to lower license revenues from software products that included royalty-bearing third party software components for which we in turn would owe a royalty. The 2000 cost of license revenues of $835,000 decreased $760,000, or 47.6%, from $1,595,000 in 1999. The improvement resulted primarily from the comparison to an unusually high cost of license revenues in 1999, resulting from two non-recurring items. The non-recurring items in 1999 consisted of a one-time payment of $150,000 required under a third party license agreement related to our Trader Service CORBA product, as well as costs that were recorded for an Expersoft license transaction valued at $402,000, of which $385,000 in costs and estimated earnings had accrued to Expersoft prior to our acquisition. For 2002, third party software fees could fluctuate if the product sales mix changes for existing products and could increase if we sell third party products on a revenue sharing basis.

   Cost of Revenues--Service. Cost of service revenues consists primarily of costs associated with performing professional consulting services, software maintenance and customer technical support such as telephone support, training services and non-recurring engineering services. In 2001 these costs included approximately $1,817,000 related to TicketExchange, which was formerly known as WebResolve. Cost of service revenues were $6,886,000, $5,420,000 and $5,726,000 for 2001, 2000 and 1999, respectively, representing 136%, 80% and 76% of service revenues respectively. The increase in cost of service revenues in 2001 was primarily due to increased expenses related to TicketExchange ($1,163,000) and the addition of Trigon's professional services organization ($583,000), which were partially offset by lower expenses for our technical support ($122,000) and professional services organization ($158,000). The decrease in cost of service revenues in 2000 compared to 1999 resulted primarily from lower professional services expenses ($700,000) as well as lower costs of non-recurring engineering ($290,000). These decreases were partially offset by expenses relating to the introduction of TicketExchange ($654,000). Due to our 2001 restructuring and the evolution of TicketExchange from a service into a licensed product, we anticipate that our cost of service revenues will be 30-40% lower in 2002, and profit margins should improve.

   Research and Development. The major components of research and development (R&D) expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, cost of facilities and depreciation of capital equipment, which consists primarily of computer and test equipment. In some cases, customers reimburse R&D costs for non-recurring engineering projects.

   We have historically made significant investments in research and development. Our R&D expenditures are concentrated in the areas of CORBA product development (primarily e*ORB and the Object Management Framework products) and related application services, and in our Mediation Framework, which is designed for the integration of telecom Operation Support Systems and the underlying network equipment management systems. However, total R&D expenses declined by 23.1% in 2001 to $3,977,000 from $5,170,000 in 2000. Primarily as a result of lower revenues, R&D increased as a percentage of revenue to 37.5% in 2001 from 31.5% in 2000. The decline in expenses primarily resulted from an overall reduction in the number of engineering personnel as well as the redeployment of certain engineering personnel to professional service and other functions in 2001, which resulted in lower payroll and related facility costs ($1,820,000) and lower travel expenses ($149,000). These decreases were partially offset by the addition of Trigon's R&D organization ($804,000), although the increased percentage resulted from the decline in revenues. Our R&D expenses in 2000 of $5,170,000 represented 31.5% of revenue, a decrease from 36.9% in 1999, when R&D expenses were $7,319,000. The decline resulted primarily from a restructuring announced in October 1999, which reduced our overall workforce by 20%, of which the TMN product development staff in the United States accounted for approximately half of the total workforce reduction. We moved the remaining TMN product development function to our Poland operations where costs are lower. As a result, we saved on payroll, consulting, recruiting and related costs ($2,070,000). The percentage decline from 1999 also resulted from the comparison to 1999, when we had higher costs from a non-recurring expense for development software ($75,000), the expense of Expersoft's product development organization ($1,659,000) as well as a lower charge-back to cost of revenues for non-recurring engineering services ($379,000). When non-recurring engineering work is performed by R&D personnel, we reclassify the associated costs to Costs of Revenues - Service.

   While approximately 69% of our license revenue in 2001 was derived from products complying with the TMN standard, the TMN standard has not been widely adopted in USA or Europe. Therefore, we are expanding our products and technologies to reduce our dependence on TMN. Our R&D expenditures are concentrated in the areas of CORBA product development (primarily e*ORB product and the Object Management suite of products) and related application services and our Mediation Framework, which is designed for the integration of telecom Operation Support Systems and the underlying network equipment management systems.

   Since we will have the Trigon research and development organization for a full year in 2002, compared to only seven months in 2001, we expect the increase in our R & D investments to be approximately 20-25% in 2002 as we develop new products and feature enhancements to existing product lines. However, lower net revenues in future quarters could force us to reduce expenditures in future periods.

   Sales and Marketing. Sales and marketing expenses consist primarily of personnel and associated costs related to selling and marketing our products and services, including trade shows and other promotional costs. We believe that substantial sales and marketing expenditures are essential to developing opportunities for revenue growth and sustaining our competitive position. However, sales and marketing expenses continued to decline, by 15.5% in 2001, to $5,897,000 from $6,978,000 in 2000, primarily as a result of lower commissions due to lower revenues ($334,000) and reduced marketing and public relations activity in the form of trade shows, advertising and consultants ($482,000). While we reduced payroll and related facility costs in sales and marketing, a significant portion of this reduction was offset by the addition of sales and marketing staff from Trigon. As a percentage of revenues, sales and marketing expenses increased in 2001 to 55.7% from 42.6% in 2000. Sales and marketing expenses in 2000 had decreased by 14.8% from $8,194,000 in 1999, when they comprised 41.4% of revenues. The decrease in 2000 was due primarily to our personnel reduction in late 1999 and consequent reductions in associated payroll, commissions, recruiting, relocation and travel costs ($1,210,000). We maintained our spending on trade shows and incurred marketing costs related to the introduction of TicketExchange, both of which partially offset the reductions.

   We expect our sales and marketing expenses to increase in 2002 as we expand our sales staff to increase our selling capacity and penetrate new geographical regions where we have not previously done business. We believe that it is necessary to increase our level of spending in sales and marketing in order to facilitate revenue growth and therefore we anticipate that sales and marketing expenses in 2002 could increase over 2001 by 15-35%, depending on our revenue growth. However, lower net revenues in future quarters could force us to reduce expenditures in future periods.

   General and Administrative. General and administrative expenses consist primarily of salaries, employee benefits and other related expenses of administrative, executive and financial personnel as well as professional fees and investor relations costs. General and administrative expenses decreased by 12.2% to $3,082,000 in 2001 from $3,512,000 in 2000 primarily due to lower payroll and facility costs ($320,000) and lower shareholder expenses and professional fees ($109,000). These decreases were partially offset by the addition of administrative staff and related expenses acquired from Trigon ($100,000). General and administrative expenses decreased by 18.5% in 2000 from $4,307,000 in 1999 primarily due to lower payroll and facility costs ($759,000). The decline was partially offset by increased investor relations ($75,000) costs primarily due to a larger number of shareholders in 2000.

   We anticipate that general and administrative expenses will be about 10% lower in 2002 due to cost-cutting measures and changes we made during our fourth quarter 2001 restructuring.

   General and Administrative--Non-employee Stock Compensation. There were no charges for non-employee stock compensation in 2001. Non-employee stock compensation resulted in $553,000 in non-cash expense in 2000, an increase of 188.0% from $192,000 in 1999. The charges reflect the value of stock options held by non-employee directors that vested during the year, while the charge in 1999 was a non-recurring charge related to the value of stock options granted to three former officers in January 1999.

   Goodwill Amortization. Goodwill amortization for 2001 was $1,807,000 compared to $952,000 in 2000 and $754,000 in 1999. Goodwill resulted from the purchase of Expersoft in March of 1999 and the purchase of assets of Trigon in May 2001. During 2001, the Expersoft and Trigon goodwill was amortized at a rate of $238,000 and $369,000 per quarter, respectively. Our adoption of SFAS No. 142 on January 1, 2002 requires, among other things, that we discontinue goodwill amortization and complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not yet determined the full impact of SFAS No. 142 on our financial position and results of operations. Should we determine that goodwill is impaired, our goodwill assets will be reduced on our balance sheet and our accumulated losses would increase.

   Restructuring Expense. In the fourth quarter of 2001, we restructured our operations to reduce operating costs. We reduced our overall workforce at that time by approximately 25% from the level at the end of the third quarter 2001. The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 2001 was $307,000 and included costs of employee severance pay and the costs of vacating three facilities. Of these costs $114,000 were paid in 2001 and the rest have been paid, or are expected to be paid in 2002. Additionally, we reversed the remaining $48,000 of the 1999 restructuring reserve related to facilities for which we were no longer liable.

   In October 1999, we restructured to reduce operating costs. We reduced our overall workforce at that time by approximately 20%. The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 1999 were $764,000 and included costs of employee severance pay and the costs of vacating a portion of a facility. Of these costs, $246,000 was paid in 1999 and $470,000 was paid in 2000. No payments related to the 1999 restructuring reserve were made in 2001. The remaining balance of $48,000 was not required due to a better than anticipated resolution to the cost of vacating a facility and was reversed at December 31, 2001 when this was resolved. During the third and fourth quarters of 1999, we recognized a benefit of $123,000, on the reversal of restructuring reserves originally recorded in 1995 and 1997, resulting in a net restructuring expense recorded for fiscal 1999 of $641,000. There was no restructuring benefit or expense recorded in 2000.

   Operating Loss. We incurred losses from operations of $11,733,000 in 2001 and $7,022,000 in 2000. The increased loss from operations was primarily due to reduced net revenues as discussed above, although this loss was partially offset by reduced operating expenses. The decrease in loss from operations in 2000 as compared to a loss from operations of $8,193,000 in 1999, was due to lower operating expenses, although this improvement was partially offset by lower revenues and the resulting lower gross profit.

   Other (Loss)/Income, Net. In 2001, other loss, net consisted primarily of impairment charges ($894,000) we recognized on our minority equity investments in Airtel ATN plc (Airtel), a non-publicly traded company whose value is difficult to determine, and Nortel Networks Corporation (Nortel), a publicly traded company whose share price has been highly volatile. We recorded the investment impairment charges because we believe the investments had experienced a decline in value that is other than temporary. As of December 31, 2001, our Nortel investment was carried at its fair market value, based on its aggregate trading price on the New York Stock Exchange, of approximately $75,000. However, future adverse changes in market conditions or poor operating results of Nortel could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. The impairment charges in 2001 were offset by interest income ($304,000) and net sublease income ($129,000). Other income, net in 2000 consisted primarily of a non-recurring gain on the sale of our remaining equity interest in Systems Wizards ($961,000), interest income ($713,000), net sublease income ($97,000) and a gain on the early termination of a capital lease ($55,000). Other income, net in 1999 consisted primarily of interest income ($675,000).

   Benefit from (Provision for) Income Taxes. In 2001, we recorded a benefit from income taxes of $31,000, due primarily to the expiration of certain tax contingencies. In 2000, we recorded a provision for income taxes of $147,000, consisting primarily of non-US taxes. We recorded a benefit for income taxes of $427,000 in 1999 due to the expiration of certain tax contingencies. No income tax benefit was recognized on pre-tax losses from operations of $12,169,000, $5,113,000 and $8,186,000 in 2001, 2000 and 1999, respectively. We recognize deferred tax assets and liabilities based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates. A valuation allowance equal to the total amount of our net deferred tax assets of $45,323,000 at December 31, 2001 has been established. The net deferred tax assets might be realized to the extent that we operate profitably in the future during the respective carryforward periods.

Liquidity and Capital Resources

   Cash and cash equivalents at December 31, 2001 decreased by $7,976,000 to $2,851,000 from $10,827,000 at December 31, 2000. As of December 31, 2001 our
short-term investments totaled $1,096,000. The decrease in cash was primarily due to our expenses relative to our decreased revenue.

   Net cash used for operating activities in 2001 was $8,172,000. The negative cash flow from operations was comprised primarily of a loss from continuing operations ($12,138,000), decreases in deferred revenue ($244,000), decreases in accounts payable ($435,000) and accrued wages and related liabilities ($381,000). These amounts were partially offset by decreases in accounts receivable ($1,545,000) and non-cash depreciation and amortization ($2,845,000) and the impairment charges recognized on the Airtel ($437,000) and Nortel investments ($457,000).

   Net cash provided by investing activities was $473,000 in 2001, which resulted from net sales of short-term investments ($1,096,000), which was partially offset by purchases of property and equipment ($290,000) and cash acquired in the Trigon acquisition, net of cash paid ($298,000).

   Net cash used for financing activities was $284,000 in 2001 and was used primarily to eliminate short-term debt that we assumed in the Trigon transaction ($400,000). This was partially offset by cash received by us from the exercise of stock options under our stock option plans ($116,000).

   We have reported operating losses from continuing operations for each of the most recent five fiscal years. For the year ended December 31, 2001 we reported operating losses of $11,733,000 and negative cash flows from operations of $8,172,000. As of December 31, 2001 we had an accumulated deficit of $82,640,000 and working capital of $1,102,000, which includes cash and cash equivalents amounting to $2,851,000.

     These conditions raise substantial doubt about our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. Our plans to overcome these conditions include reducing expenses and raising additional equity capital. In the fourth quarter of 2001 we reduced our headcount by approximately 25% and implemented several cost reduction initiatives. We anticipate that these steps will reduce expenditures by approximately $750,000 per quarter commencing in the first quarter of 2002 versus the third quarter of 2001. On January 3, 2002, we received net proceeds of approximately $3.4 million from the sale of a $3.5 million convertible promissory note to SDS Merchant Fund L.P. We can not assure that our expense reduction programs will be successful, or that additional financing will be available to us, or, if available, that the terms will be satisfactory to us. If we are not successful in reducing our expenses or raising additional equity capital, or if revenues at levels sufficient to generate operating income do not transpire, we may not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

   At December 31, 2001 our long-term liquidity needs consisted principally of operating lease commitments related to facilities and office equipment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 (a) Quantitative Information About Market Risk.

   Vertel's exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and investment risk. As of December 31, 2001, we had $2,851,000 of cash and cash equivalents with a weighted average variable rate of 1.2%, and no short-term investments. As of December 31, 2000, we had $10,827,000 of cash and cash equivalents and $1,096,000 of short-term investments with a weighted average variable rate of 6.44% and 6.69%, respectively.

   At December 31, 2001 and December 31, 2000, we had no short or long-term debt.

 (b) Qualitative Information About Market Risk

   While our consolidated financial statements are prepared in United States Dollars, a portion of our worldwide operations have a functional currency other than the United States Dollar. In particular, we maintain operations in Germany, Japan, Korea, the Netherlands, Poland and the United Kingdom, where the functional currencies are: Euro, Yen, Won, Euro, Zloty and British Pound, respectively. Most of our revenues are denominated in the United States Dollar. Fluctuations in exchange rates may have a material adverse effect on our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, exchange fluctuations have not had a material impact on our earnings and we have not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. We do not have a policy relating to hedging. There can be no assurance that any hedging techniques implemented by us would be successful or that our results of operations will not be materially adversely affected by exchange rate fluctuations. Our foreign assets are not material.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               VERTEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)



                                                              December 31,
                                                            ------------------
                                                               2001      2000
                                                            --------  --------

                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................  $ 2,851   $10,827
  Short-term investments...................................       --     1,096
  Trade accounts receivable (net of allowances of $487 for
   2001 and $536 for 2000).................................    2,316     3,453
  Prepaid expenses and other current assets................      221       215
                                                            --------  --------
    Total current assets...................................    5,388    15,591
Property and equipment, net................................      456     1,111
Investments................................................       75       759
Goodwill ..................................................    8,546     3,034
Other assets...............................................      365       314
                                                            --------  --------
                                                             $14,830   $20,809
                                                            ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable.........................................  $   439   $   669
  Accrued wages and related liabilities ...................    1,024     1,149
  Accrued restructuring expenses ..........................      145        48
  Accrued taxes payable....................................      374       480
  Other accrued liabilities................................    1,340     1,530
  Accrued acquisition liabilities..........................       31        --
  Deferred revenue.........................................      933     1,091
                                                            --------  --------
    Total liabilities......................................    4,286     4,967
                                                            --------  --------
Shareholders' equity:
  Preferred stock, par value $.01, 2,000,000 shares
   authorized; none issued and outstanding.................
  Common stock, par value $.01, 100,000,000 shares
   authorized; shares issued and outstanding: 2001,
   32,891,689; 2000, 28,326,285............................      329       283
  Additional paid-in capital...............................   93,105    86,510
  Accumulated deficit......................................  (82,640)  (70,502)
  Accumulated other comprehensive loss.....................     (250)     (449)
                                                            --------  --------
    Total shareholders' equity.............................   10,544    15,842
                                                            --------  --------
                                                             $14,830   $20,809
                                                            ========  ========


          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                            Years ended
                                                           December 31,
                                                    -------------------------
                                                      2001    2000     1999
                                                    -------  -------  -------

Net revenues:
  License.......................................... $ 5,526  $ 9,578  $12,359
  Service and other................................   5,067    6,820    7,456
                                                    -------  -------  -------
    Net revenues...................................  10,593   16,398   19,815
                                                    -------  -------  -------
Cost of revenues:
  License..........................................     418      835    1,595
  Service and other................................   6,886    5,420    5,726
                                                    -------  -------  -------
    Total cost of revenues.........................   7,304    6,255    7,321
                                                    -------  -------  -------
Gross profit.......................................   3,289   10,143   12,494
                                                    -------  -------  -------
Operating expenses:
  Research and development.........................   3,977    5,170    7,319
  Sales and marketing..............................   5,897    6,978    8,194
  General and administrative.......................   3,082    3,512    4,307
  General and administrative non-employee stock
   compensation....................................      --      553      192
  Goodwill amortization............................   1,807      952      754
  Restructuring expense............................     259       --      641
                                                    -------  -------  -------
    Total operating expenses.......................  15,022   17,165   21,407
                                                    -------  -------  -------
Operating loss..................................... (11,733)  (7,022)  (8,913)
Other income (expense), net........................    (436)   1,909      727
                                                    -------  -------  -------
Loss before provision for income taxes............. (12,169)  (5,113)  (8,186)
Income tax benefit (provision).....................      31     (147)     427
                                                    -------  -------  -------
Net loss........................................... (12,138)  (5,260)  (7,759)
Other comprehensive income (loss)..................     199     (262)     (40)
                                                    -------  -------  -------
Comprehensive loss.................................$(11,939) $(5,522) $(7,799)
                                                    =======  =======  =======
Basic and diluted net loss per common share........ $ (0.39) $ (0.19) $ (0.31)
                                                    =======  =======  =======
Weighted average shares outstanding used in net
 loss per common share calculations -  basic
 and diluted.......................................  31,012   27,833   25,425


          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)



                                                                                              Accumulated
                                         Common Stock           Additional                       Other
                                      ------------------          Paid-In     Accumulated    Comprehensive
                                        Shares       Amount       Capital       Deficit      Income (Loss)        Total
                                      ----------     ------     ----------    -----------    -------------      --------
Balance at January 1,
 1999...............................  24,954,545       $249      $ 79,553       $(57,483)       $    (147)      $ 22,172
 Issuance of common
  stock upon exercise of
  options...........................   1,102,557         11         1,749                                          1,760
 Compensation expense
  from issuance of stock
  options...........................                                  368                                            368
 Issuance of common
  stock to minority
  shareholders in
  connection with Vertel
  Corporation I merger..............     189,429          2           379                                            381
 Foreign currency translation
   adjustment.......................                                                                  (40)           (40)
 Net loss...........................                                              (7,759)                         (7,759)
                                      ----------       ----        -------    -----------     ------------      ---------
Balance at December 31,
 1999...............................  26,246,531        262        82,049        (65,242)            (187)        16,882
 Issuance of common
  stock upon exercise of
  options...........................   2,079,754         21         3,908                                          3,929
 Compensation expense
  from issuance of stock
  options...........................                                  553                                            553
 Unrealized holding loss
  on equity investment..............                                                                 (211)          (211)
 Foreign currency translation
  adjustment........................                                                                  (51)           (51)
 Net loss...........................                                              (5,260)                         (5,260)
                                      ----------       ----        -------    -----------    -------------      ---------
Balance at December 31,
 2000...............................  28,326,285       $283       $86,510       $(70,502)         $  (449)      $ 15,842
Issuance of common
  stock upon exercise of
  options...........................      65,404          1           115                                            116
 Issuance of common
  stock in connection
  with Trigon acquisition...........   4,500,000         45         6,480                                          6,525
 Reclassification adjustment
  for loss on investments
  included in net loss..............                                                                  211            211
 Foreign currency translation
  adjustment........................                                                                  (12)           (12)
 Net loss...........................                                             (12,138)                        (12,138)
                                      ----------       ----       --------    -----------    -------------      --------
Balance at December 31,
 2001...............................  32,891,689       $329       $93,105       $(82,640)         $  (250)      $ 10,544
                                      ==========       ====       ========    ===========    =============      ========

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                           Years ended December 31,
                                                          --------------------------
                                                        2001        2000         1999
                                                      -------     --------     -------
Cash flows from operating activities:
  Net loss .......................................   $(12,138)    $ (5,260)    $(7,759)
  Adjustments to reconcile net loss to net
   cash used for operating activities
    Loss on investments...........................        876          --          --
    Depreciation and amortization.................      2,845        2,376       2,184
    Loss on disposal of fixed assets..............          6           28          79
    Provision for bad debts.......................        (49)          50         (70)
    Restructuring benefit.........................        (48)          --         (82)
    Non-cash stock-based compensation.............        --           553         368
    Changes in operating assets and liabilities...        336        1,093      (2,028)
                                                     --------     --------     -------
    Net cash used for operating activities........     (8,172)      (1,160)     (7,308)
                                                     --------     --------     -------
Cash flows from investing activities:
  Net (purchases) sales of short-term investments.      1,096        4,581      (4,699)
  Proceeds from sale of equity securities.........        --           512         --
  Purchases of property and equipment ............       (290)        (925)     (1,797)
  Cash acquired in business acquisition, net of cash
   paid...........................................       (298)         --       (2,934)
  Change in other assets..........................        (35)          (8)        112
                                                     --------     --------     -------
    Net cash provided by (used for) investing
     activities...................................        473        4,160      (9,318)
                                                     --------     --------     -------
Cash flows from financing activities:
  Proceeds from issuance of common stock .........        116        3,930       1,760
  Payments on capital lease obligations and
     short-term debt..............................       (400)         (26)       (615)
                                                     --------     --------     -------
    Net cash provided by (used for) financing
            activities............................       (284)       3,904       1,145
                                                     --------     --------     -------
Effect of exchange rate changes on cash...........          7          (51)        (40)
                                                     --------     --------     -------
Net increase (decrease) in cash and cash
 equivalents......................................     (7,976)       6,853     (15,521)
Cash and cash equivalents, beginning of year .....     10,827        3,974      19,495
                                                     --------     --------     -------
Cash and cash equivalents, end of year............    $ 2,851     $ 10,827     $ 3,974
                                                     ========     ========     =======

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

   Our consolidated financial statements include the accounts of Vertel Corporation and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We were founded in 1985 and develop, market, and support vertically integrated, object oriented software solutions for the management of public telecommunications networks. Our solutions cover the telecommunications management network ("TMN") and the emerging Common Object Request Broker Architecture ("CORBA") market. In addition, we serve telecommunications equipment manufacturers, computer systems original equipment manufacturers ("OEMs") and Internet access providers. Trading of our common stock on The Nasdaq Stock Market (symbol: VRTL, formerly RETX) commenced following our initial public offering in December 1991.

   In March 1999, we acquired Expersoft Corporation, a developer and marketer of standards-based, high performance CORBA software technology (see Note 14).

   In May 2001, we acquired substantially all of the significant assets and assumed certain liabilities of Trigon Technology Group, Inc., a provider of network management tools and solutions (see Note 14.)

           We have reported operating losses from continuing operations for each of the most recent five fiscal years. For the year ended December 31, 2001 we reported operating losses of $11,733,000 and negative cash flows from operations of $8,172,000. As of December 31, 2001 we had an accumulated deficit of $82,640,000 and working capital of $1,102,000, which includes cash and cash equivalents amounting to $2,851,000. These conditions raise substantial doubt about our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. Our plans to overcome these conditions include reducing expenses and raising additional equity capital. In the fourth quarter of 2001 we reduced our headcount by approximately 25% and implemented several cost reduction initiatives (see Note 13). We anticipate that these steps will reduce expenditures compared to the third quarter of 2001 by approximately $750,000 per quarter commencing in the first quarter of 2002. On January 3, 2002, we received net proceeds of approximately $3.4 million from the sale of a $3.5 million convertible promissory note to SDS Merchant Fund L.P. ("SDS")(see Notes 5 and
15). We can not assure that our expense reduction programs will be successful, or that additional financing will be available to us, or, if available, that the terms will be satisfactory to us. If we are not successful in reducing our expenses or raising additional equity capital, or if revenues at levels sufficient to generate operating income do not transpire, we may not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

           Revenues are generated primarily from software licenses and related royalty fees, professional services and maintenance contracts. For the year ended December 31, 2001, sales to Alcatel comprised approximately 14.5% of net revenues. For the year ended December 31, 2000, sales to Alcatel and the U.S. Department of Defense comprised approximately 20.1% and 11.8% of net revenues, respectively. For the year ended December 31, 1999, Lucent Technologies comprised approximately 11.6% of net revenues. At December 31, 2001, Tekview and Alcatel comprised 31.7% and 13.3% of accounts receivable, respectively. At December 31, 2000, Alcatel and Nokia Corp. comprised 22.2% and 18.9% of accounts receivable, respectively.

2. Summary of Significant Accounting Policies

 Cash Equivalents

   Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of acquisition. The carrying value approximates fair market value due to the short maturity of these investments.

 Property and Depreciation

   Property and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of one to two years for machinery and computer equipment, three years for furniture and fixtures and the lesser of useful lives or term of the lease for leasehold improvements.

 Software Development Costs

   Development costs incurred in the research and development of software products are expensed as incurred until the technological feasibility of the products has been established. Subsequent to 1997, software development costs were expensed as incurred since the establishment of technological feasibility of products and their availability for sale have substantially coincided.

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

 Revenue Recognition

   We derive revenue primarily from software product licenses and related royalty fees, software product maintenance and customer support services, professional services and custom engineering services.

   We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Effective January 1, 2000, we adopted SOP No. 98-9 which requires us to use the residual method for revenue recognition when arrangements include multiple software products or other elements, such as maintenance and professional services, and vendor specific objective evidence exists for the fair value of undelivered elements and does not exist for one or more of the delivered elements. Adoption of SOP 98-9 did not have a material impact on our financial position or consolidated statements of income.

   Revenue from the licensing of software is recognized when persuasive evidence of an arrangement exists and the underlying software products have been delivered. Most of our customer contracts contain multiple software products or other elements, such as maintenance and professional services. We typically deliver all software products included in a multiple element contract shortly after the contract is executed, with any service elements, such as maintenance or professional services, being provided to our customers over a period of time, generally less than twelve months. We generally do not sell our software products separately and therefore cannot readily determine their fair values. We do sell maintenance, in the form of maintenance renewals, and professional services separately and have vendor specific objective evidence ("VSOE") of their fair values. Therefore, most of our customer contracts are accounted for using the residual method, which requires us to defer the fair value of undelivered elements (e.g. maintenance or professional services) and recognize as revenue the residual value of the customer contract. If a multiple element contract includes an undelivered element for which we do not have VSOE of fair value, we defer the entire contract value until either the element is delivered or VSOE of its fair value is determined. If the undelivered element of a multiple element contract is a service element, such as maintenance or professional services, and we do not have VSOE of the undelivered service element's fair value, we recognize the entire contract value as revenue ratably over the term of the service element. Royalty revenues are recognized when reported by our customers for non-license key controlled agreements, when the run-time license is shipped to customers for license key controlled agreements, or when a customer purchases royalties in advance on a non-refundable, non-cancelable basis. Maintenance revenue is recognized ratably over the term specified in either the license agreement (in the case of a multiple element license) or the separate maintenance agreement, which in both cases is generally twelve months. Revenue from professional services is recognized using the percentage of completion method of accounting or on a time and materials basis. In certain cases, customers reimburse us for non-recurring engineering efforts. Such reimbursements are recognized as revenue and associated costs are reflected as cost of revenues.

   Deferred revenues include unearned amounts received under maintenance and support contracts and amounts billed to customers but not recognized as revenue.

 Stock-Based Compensation

   We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our stock and the exercise price. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

 Income Taxes

   We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future income tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary difference between the financial statement and income tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts that are more likely than not to be realized.

 Earnings Per Share

   We compute net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be antidilutive.

   The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share computations for the years ended December 31, 2001, 2000 and 1999 (in thousands).

                                                       2001     2000     1999
                                                      -------  -------  -------

     Numerator:
       Basic and diluted--net loss.................  $(12,138) $(5,260) $(7,759)
                                                      =======  =======  =======
     Denominator:
       Basic--weighted average shares................  31,012   27,833   25,425
       Effect of dilutive securities-stock options...      --       --       --

                                                      -------  -------  -------
       Diluted--weighted average shares..............  31,012   27,833   25,425
                                                      =======  =======  =======

   Common shares related to stock options that are antidilutive amounted to approximately 6,515,706, 4,836,344 and 6,326,255 for the years ended December 31, 2001, 2000 and 1999, respectively.

 Other Comprehensive Income

   We have reflected the provisions of SFAS No. 130, "Reporting Comprehensive Income", in the accompanying consolidated financial statements for all periods presented. The accumulated comprehensive loss and other comprehensive income
(loss) as reflected in the accompanying consolidated financial statements, respectively, consist of foreign currency translation adjustments and unrealized losses on investments held for sale.

 International Currency Translation

   Assets and liabilities of international subsidiaries are translated into United States Dollars at the exchange rate in effect at the close of the period, and revenues and expenses of these subsidiaries are translated at the weighted average exchange rate during the period. The aggregate effect of translating the financial statements of international subsidiaries is included as a separate component of shareholders' equity. Substantially all of our sales are denominated in United States Dollars and foreign exchange gains/losses have been insignificant.

 Concentration of Credit Risk

   Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. We place our cash, cash equivalents and investments with high credit-quality institutions and limit the amount of credit exposure to any one institution. Our accounts receivable arise from sales directly to customers and indirectly through resellers, systems integrators and OEMs. We perform ongoing credit evaluations of our customers before granting uncollateralized credit and to date have not experienced any material credit-related losses.

 Business Combinations

   We have accounted for our business combinations in accordance with APB No. 16, "Business Combinations." Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill of $4,742,000 and $7,320,000 arose from the acquisitions of Expersoft Corporation ("Expersoft") in March 1999 and the acquisition of assets from Trigon Technology Group, Inc. ("Trigon") in May 2001. These amounts were amortized over five years on a straight-line basis through December 31, 2001. Accumulated amortization as of December 31, 2001 and 2000 was $3,515,000 and $1,708,000, respectively.

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the pooling of interest method and required that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill, and, if determined to have a definite life, that they be amortized over their estimated useful life. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. We are required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142, which we adopted for the fiscal year beginning January 1, 2002, and to complete the final step of the transitional impairment test by the end of the fiscal year ending December 31, 2002. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle for the quarter ended June 30, 2002. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operations.

   Prior to adoption of SFAS No. 142, we evaluated goodwill for impairment whenever events or changes in circumstances indicated that the carrying value of goodwill might not be recoverable. If our market value, as indicated by its market capitalization, did not exceed our book value then a write-down would have been recorded to reduce goodwill to its estimated fair value. Testing goodwill for impairment under SFAS No.142 will require us to develop a different methodology for assessing impairment. Any such methodology is likely to involve significant judgment and estimates. We are currently assessing but have not yet determined the impact adoption of SFAS No. 142 will have on our financial position and results of operations, however it could be significant.

 Impairment of Long-lived Assets

   Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

 Fair Market Value of Financial Instruments

   The recorded values of our financial instruments approximate their fair values.

 Use of Estimates in the Preparation of the Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported herein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from these estimates.

 Recent Accounting Pronouncements

   In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the recognition of impairment losses on long-lived assets to be held and used or to be disposed of by sale. This statement supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". We are currently evaluating the impact that the adoption of this statement will have on our consolidated financial statements. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.


3. Investments

   Short-term investments at December 31, 2001 and 2000, consist of the following (in thousands):

                                                                   2001   2000
                                                                  ------ ------

Commercial paper................................................. $   -- $1,096
                                                                  ------ ------
                                                                  $   -- $1,096
                                                                  ====== ======

   All of our short-term investments are categorized as available for sale. The difference between amortized cost basis and fair value of these investments was not significant at December 31, 2000. Realized gains and losses to date have not been significant. Our short-term investments held at December 31, 2000 matured in January 2001.

   Long-term investments at December 31, 2001, consist of the following (in thousands):

                                                      Amortized Unrealized Fair
                                                        Cost       Loss    Value
                                                      --------- ---------- -----

Nortel Networks Corporation Common Stock.............   $ 75      $  --   $  75

                                                        ----      -----    ----
                                                        $ 75      $  --   $  75
                                                        ====      =====    ====

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
                                                        ====      =====    ====

   During 2001, we recognized an impairment charge of $894,000, which is included in other expense in the accompanying statement of operations (see Note
10), on our minority equity investments in Airtel, a non-publicly traded company whose value is difficult to determine, and Nortel, a publicly traded company whose share price is highly volatile. We recorded the investment impairment charges because we believe the investments had experienced a decline in value that is other than temporary. As of December 31, 2001, our Nortel investment was carried at its fair market value, based on its trading price on the New York Stock Exchange, of $75,000, however, future adverse changes in market conditions or poor operating results of Nortel could result in additional losses or an inability to recover the carrying value of the investment that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. The Airtel equity investment, which was previously carried at cost, was reduced to zero.


4. Property and Equipment

   Property and equipment at December 31, 2001 and 2000 consist of the following (in thousands):


                                                                 2001   2000
                                                                ------ ------

   Machinery and computer equipment............................ $2,836 $5,438
   Furniture and fixtures......................................    177    152
   Leasehold improvements......................................    274    302
                                                                ------ ------
                                                                 3,287  5,892
     Less accumulated depreciation and amortization............  2,831  4,781
                                                                ------ ------
     Property and equipment, net............................... $  456 $1,111
                                                                ====== ======

   We disposed of or retired $3,090,000 and $583,000 of fully depreciated assets during 2001 and 2000, respectively.


5. Note and Warrant Purchase Agreement with SDS Merchant Fund L.P.

     During 2001, we entered into a Note and Warrant Purchase Agreement with SDS Merchant Fund, L.P. ("SDS"), dated August 31, 2001, pursuant to which SDS agreed to purchase a $3,500,000 aggregate principal amount 6% per annum convertible promissory note due three years from the date that SDS purchases such note. SDS' obligation to purchase the note was contingent upon certain closing conditions, which included that the SEC has declared effective a registration statement covering the shares to be issued (1) upon conversion of the convertible promissory note, and (2) upon exercise of the warrant, each held by SDS.

     The conversion price of the convertible promissory note fluctuates and is determined by multiplying the applicable discount percentage by the average per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to the conversion date. The initial discount percentage is 7%. Such discount percentage can be adjusted in 2% increments (i.e. to 5%) for every $1,000,000 that the sum of our cash, cash equivalents and short-term investments exceeds $3,008,000 on the date that the discount percentage is being applied. Similarly, the discount percentage can be adjusted (i.e. to 9%) for every $1,000,000 that the sum of our cash, cash equivalents and short-term investments is below $3,008,000. The $3,008,000 target cash amount does not include the proceeds of the convertible promissory note or the warrant. The conversion price of the convertible promissory note is capped at $1.75 per share of common stock.

     The warrant is initially exercisable into 800,000 shares of our common stock at an initial exercise price of $0.9988 per share. Such warrant exercise price may be adjusted on the dates that are twelve months and eighteen months following the effective date of the registration statement covering the warrant shares to an amount equal to 120% of the per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to such adjustment date, provided that such amounts do not exceed the initial exercise price.

     Pursuant to the Note and Warrant Purchase Agreement, we are required to pay substantial penalties to the noteholder under specified circumstances, including, among others, the following: we fail to pay principal or interest on the convertible promissory note when due; we fail to deliver shares of our common stock on conversion of the convertible promissory note and exercise of the warrant; we fail to maintain the listing of our common stock on The Nasdaq National Market for a period of five consecutive trading days; we fail to comply with a request for conversion of the convertible promissory note or exercise of the warrant; we fail to maintain the effectiveness of the registration statement covering the shares of common stock issuable on conversion of the convertible promissory note and on exercise of the warrant; we fail to perform or observe any material covenant, condition or agreement under our agreement with the noteholder; we make a false material misrepresentation or warranty under our agreement with the noteholder; we fail to timely obtain shareholder approval of the issuance of the shares of common stock issuable on conversion of the convertible promissory note and exercise of the warrant, if such approval is required; we default on the payment of any of our indebtedness in excess of $100,000 or in the performance of any other agreement or condition relating to the indebtedness that causes or permits or requires the acceleration or early repayment of the indebtedness; we file for or consent to the filing of bankruptcy or make or permit a general assignment for the benefit of creditors or appoint a trustee, receiver, custodian or liquidator for a substantial part of our property or assets, or; a proceeding or case is commenced against us seeking (i) the liquidation, reorganization, moratorium, dissolution, winding up, or composition or readjustment of our debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or (iii) our dissolution. We would generally have to pay such penalties in the form of an increased interest rate during the time of the default and money damages based on the noteholder's lost stock sales opportunities during the time of a default and other indeterminate costs and expenses.

     On October 3, 2001, we filed a Form S-3 registration statement in connection with the Note and Warrant Purchase Agreement. Pursuant to the Note and Warrant Purchase Agreement and the Registration Rights Agreement between us and SDS, the registration statement filed by us covered an estimated 200% of the number of shares of our common stock issuable upon conversion of the convertible promissory note and exercise of the warrant as of the filing of the registration statement. The Form S-3 was declared effective by the SEC on December 27, 2001 and on January 3, 2002, SDS purchased the note (see Note 15).


6. Income Taxes

   The components of loss before income taxes for the years ended December 31, 2001, 2000 and 1999, consist of the following (in thousands):

                                                     2001     2000      1999
                                                    -------  -------  -------

   Domestic........................................$(12,508) $(5,761) $(8,568)
   Foreign.........................................     339      648      382
                                                    -------  -------  -------
     Total.........................................$(12,169) $(5,113) $(8,186)
                                                   ========= ======== ========

   The (benefit) provision for income taxes consists of the following (in thousands):

                                                   2001     2000     1999
                                                 --------  -------  -------
   Current:
     Federal.................................... $    (96) $    --  $  (417)
     State......................................       20        9       (8)
     Foreign....................................      107      138       (2)
                                                 --------  -------  -------
       Total current............................       31      147     (427)
   Deferred.....................................    3,191   17,516    5,843
   Valuation allowance..........................   (3,191) (17,516)  (5,843)
                                                 --------  -------  -------
       Total.................................... $     31  $   147  $  (427)
                                                 ========  =======  =======

   Our effective income tax rate differs from the federal statutory income tax rate applied to loss before provision for income taxes in 2001, 2000 and 1999, due to the following:

                                                        2001    2000    1999
                                                        -----   -----   -----

   Federal statutory income tax rate................... (34.0)% (34.0)% (34.0)%

   Increases (reductions) in taxes resulting from:
     Effects of foreign operations.....................   0.2    (2.7)   (1.6)
     State taxes, net of federal benefit...............   0.1     0.1    (0.1)
     Research and development tax credit...............    --    (1.7)   (3.8)
     Goodwill amortization.............................   5.1     6.3     3.1
     Expiration of section 172F contingency............    --      --    (4.3)
     Foreign tax credits...............................  (0.1)   (0.5)     --
     Expiration of foreign tax credits.................    --      --     2.4
     Other.............................................  (1.2)   (2.4)   (0.6)
     Valuation allowance...............................  29.8    32.4    33.7
                                                        -----   -----   -----
   Effective tax rate..................................  (0.1)%   2.9%   (5.2)%
                                                        =====   ======  ======

   Current and noncurrent deferred income tax assets at December 31, 2001 and 2000 consist of the following (in thousands):


                                                               2001      2000
                                                             --------  --------
   Current:
     Accrued expenses....................................... $    570  $    626
                                                             --------  --------
   Noncurrent:
     Credit for research and development expenses...........    7,825     7,815
     Credit for foreign taxes withheld......................      103        88
     Depreciation...........................................      190       275
     Other..................................................      860       332
     Net operating loss carry-forwards......................   35,776    32,996
                                                             --------  --------
                                                               44,752    41,506
                                                             --------  --------
   Valuation allowance......................................  (45,323)  (42,132)
                                                             --------  --------
   Net deferred income tax assets........................... $     --  $     --
                                                             ========  ========


   Our credits for research and development expenses, which may be carried forward either fifteen or twenty years, depending when generated, expire in 2003 through 2021; credits for foreign taxes withheld, which may be carried forward five years, expire in 2004 and 2005. We have net operating loss carryforwards for federal income tax purposes of approximately $95,997,000, which expire in 2003 through 2021. We also have net operating loss carryforwards for state purposes of approximately $35,475,000, which expire in 2002 through 2011.

   Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder ("Disqualifying Dispositions") provide us with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. Approximately $36,253,000 of our Federal and State net operating loss carryforwards as of December 31, 2001 were generated by disqualifying dispositions of stock options. Upon realization, if any, the $36,253,000, will be excluded from the provision (benefit) for income taxes and credited directly to additional paid-in capital.

   We have no plans to repatriate foreign retained earnings. We have net operating loss carryforwards that could be used to offset any related income taxes upon repatriation. Any income tax upon repatriation would be insignificant.


7. Commitments and Contingencies

 Operating Leases

   We lease our facilities and certain equipment under non-cancelable operating leases. At December 31, 2001, future minimum rental payments, net of applicable sublease income, under leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):


                                                          Lease  Sublease  Net
                                                          ------ --------  ----

   2002.................................................. $1,133 $  (399)  $734
   2003..................................................    347    (256)    91
                                                          ------ -------   ----
     Total operating lease commitments................... $1,480 $  (655)  $825
                                                          ====== =======   ====


   Rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $1,056,000, $1,131,000, and $1,127,000, respectively.

 Legal Proceedings

   We are subject to certain legal proceedings and claims, which arise in the conduct of our business. In the opinion of management, the amount of any liability with respect to these actions will not have a material effect on our financial condition or results of operations.


8. Shareholders' Equity

 Shareholders' Rights Plan

   In April 1997, our Board of Directors adopted a shareholders' rights plan and distributed a dividend of one right (the "Right") to purchase one one-thousandth of a share of Series A participating Preferred Stock ("Preferred Shares") for each outstanding share of our common stock. The rights become exercisable per share at an exercise price of $25.00 ten days after a person or group announces acquisition of 20% or more of our outstanding common stock or the commencement of a tender offer which would result in ownership by the person or group of 20% or more of the outstanding common stock. The Preferred Shares have been approved by the Board but are not made part of our charter until needed; as a result, the Preferred Shares have not been formally authorized. The Rights expire on April 29, 2007.

 Stock Options and Employee Stock Purchase Plans

   Under our stock option plans in effect at December 31, 2001, 15,310,456 shares of common stock may be issued to employees directly or upon exercise of stock options issued to employees and in certain cases to consultants. We have one stock plan and four stock option plans that were in effect at December 31, 2001. We are not currently granting options under the 1991 Employee Stock Purchase Plan, however, we are granting options under the 1996 Directors' Stock Option Plan, the 1998 Employee Stock Option Plan, the 2000 Stock Option Plan, and the 2001 Nonqualified Stock Option Plan. Under the foregoing option plans, options may be granted at an exercise price equaling the closing price of our shares on The Nasdaq Stock Market for the day prior to the date of grant. The initial options granted to a director under the 1996 Directors' Stock Option Plans become exercisable 25% on each of the first four anniversaries of the date of grant. Each subsequent option grant under the 1996 Directors' Stock Option Plan becomes exercisable in whole on the fourth anniversary of the date of grant. Options granted under the 1998 Employee Stock Option Plan and the 2000 Stock Option Plan generally become exercisable 25% after one year from date of grant, then ratably 1/48 per month over the remaining thirty-six months based on continuous employment from the date of grant. The exercise dates are set at the time of the grant under the 2001 Nonqualified Stock Option Plan. Options granted in 2001 were based on a 48 month vesting period with initial vesting period at least six months after the date of the grant. All options expire ten years from the date of grant.

   In 1999, certain options were granted outside our stock option plans. Options granted outside our stock option plans to employees become exercisable under the same terms as those granted under the 1998 Employee Stock Option Plan. Options granted outside our stock option plans to non-employees generally become exercisable based on specific performance criteria and expire between one and ten years from the date of the grant.

   The following summarizes stock option activity for the three years ended December 31, 2001:


                                    2001                 2000                 1999
                             -------------------- -------------------- -------------------
                                         Weighted             Weighted            Weighted
                                         Average              Average             Average
                             Number of   Exercise Number of   Exercise Number of  Exercise
                              Options     Price    Options     Price    Options    Price
                             ----------  -------- ----------  -------- ---------  --------
   Outstanding at beginning
    of year................   5,513,421   $3.48    6,326,255   $1.98   4,476,226   $2.25
     Granted...............   4,213,050    1.11    2,351,500    9.06   6,114,756    1.82
     Exercised.............     (65,404)   1.76   (2,079,754)   1.89  (1,102,557)   1.58
     Canceled..............  (2,495,361)   2.84   (1,084,580)   9.89  (3,162,170)   2.19
                             ----------           ----------           ---------
   Outstanding at year
    end....................   7,165,706   $2.33    5,513,421   $3.48   6,326,255   $1.98
                             ==========           ==========           =========

   At December 31, 2001, 4,168,473 shares were available for future grants under all option plans.

   Additional information regarding options outstanding as of December 31, 2001 is as follows:


                                 Options Outstanding                      Options Exercisable
                 ---------------------------------------------------- ----------------------------
     Range of                   Weighted Average
     Exercise      Number           Remaining        Weighted Average   Number    Weighted Average
      Prices     Outstanding Contractual Life (Yrs.)  Exercise Price  Exercisable  Exercise Price
     --------    ----------- ----------------------- ---------------- ----------- ----------------
   $0.67-$ 0.86   2.274.607           9.63                $ 0.80         21,857        $0.79
    1.03-  1.60   1,767,356           8.72                  1.44        523,736         1.45
    1.70-  1.99   1,341,789           8.02                  1.93        631,540         1.97
    2.23-  2.77     448,632           7.15                  2.66        184,672         2.71
    3.41-  3.97      75,351           6.99                  3.74         45,351         3.86
    4.56-  4.88     739,277           8.85                  4.56        219,057         4.57
    5.44- 18.38     518,694           8.53                  9.46        200,387        10.01
                  ---------                                             -------
   $0.67- 18.38   7,165,706           8.76                $ 2.33      1,826,600        $3.12
                  =========                                           =========

   The 1991 Employee Stock Purchase Plan allows eligible employees (including officers and employee directors) to purchase our common stock through payroll deductions. Employees are eligible to participate if employed by us for at least twenty hours per week and more than five months per year. The purchase price per share is the lower of 85% of the fair market value of the common stock at either the beginning or end of the relevant six-month offering period. The Board of Directors may alter the duration of the offering periods without shareholder approval. Currently, we are not operating our Employee Stock Purchase Plan.

 Fair Value Information for Options Issued to Employees

   SFAS No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Companies are permitted; however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. We have elected to continue to apply APB Opinion No. 25 in accounting for its employee stock-based compensation arrangements.

   We have adopted the disclosure-only provisions of SFAS No. 123. Had we elected to measure compensation cost based on the fair value of employee stock options awarded in 2001, 2000, and 1999, the net income/(loss) and net income/(loss) per share would have been $(16,508,000) and $(0.53), respectively, for the year ended December 31, 2001, $(8,762,000) and $(0.32), respectively, for the year ended December 31, 2000, and $(10,369,000) and $(0.41), respectively, for the year ended December 31, 1999. The weighted average fair value of options granted to employees during the years ended December 31, 2001, 2000, and 1999 were $1.07, $5.92, and $1.41 per share, respectively. Stock options issued during 2001, 2000, and 1999 were valued using the Black-Scholes option-pricing model using a risk-free interest rate of 4.4% in 2001, 5.95% in 2000 and 6.0% in 1999, an expected life of 49 months, 49 months and 24 months 2001, 2000, and 1999 respectively, and expected volatility of 199% in 2001, 157% in 2000, and 165% in 1999, and expected dividends of zero for all years reported.

 Stock Options Issued to Non-employees

   During the year ended December 31, 1999, we granted non-employees 815,156 common stock options, at a weighted average exercise price of $1.67, for services performed and to be rendered in the future. In each period in which the option shares are earned, stock option compensation will be recorded. The amount of stock option compensation will be the fair value of the option shares earned during the period. The fair value of the option shares earned will be calculated using the Black-Scholes option-pricing model. The primary component in the Black-Scholes calculation is the value of our common stock at the time the option shares are earned. The value of the option shares, and the corresponding stock option compensation, increases as the fair value of our common stock increases. Conversely, the value of the option shares earned, and the corresponding stock option compensation, decreases as the fair value of our common stock decreases. Since the fair value of our common stock in the future cannot be estimated, it is not possible to estimate the amount of stock option compensation that could be recorded in connection with the non-employee common stock options granted and outstanding as of December 31, 2001. At December 31, 2001 there were 160,000 non-employee common stock options outstanding at a weighted average exercise price of $1.89. During 2001, there were no charges for non-employee stock compensation. During 2000, stock option compensation to non-employees amounting to $553,000 was recognized in the accompanying consolidated statement of operations. During 1999, stock option compensation to non-employees amounted to $408,000, of which $368,000 was recognized in the accompanying consolidated statement of operations and $40,000 of which was included in the Expersoft acquisition costs (see Note 14).


9. Employee Benefit Plans

   Qualified employees are eligible to participate in our 401(k) tax deferred savings plan. Individual participants may contribute up to 20% of their compensation, subject to certain limitations, and we may make discretionary contributions. To date, we have not made contributions to the plan. We do not provide any other post retirement benefits to our employees.


10. Other Income/Expense

Impairment of Minority Equity Investments

   During 2001, we recognized an impairment charge of $894,000 on our minority equity investments in Airtel and Nortel because we believe the investments had experienced a decline in value that is other than temporary (see Note 3). As a result of impairing the Nortel investment, we reclassified approximately $211,000 of unrealized losses that had been previously recognized as other comprehensive loss from accumulated other comprehensive loss to other expense.

Systems Wizards Transaction

   In June 2000, we sold our remaining equity interest in Systems Wizards, a former international distributor, for cash proceeds resulting in a $961,000 gain. The gain is included in other income in the accompanying 2000 Consolidated Statement of Operations.


11. Segment Reporting

   We operate and report our activities through two principal segments, license and service. The following schedule reflects revenues and gross profit for the two segments for the three years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                     License Service  Total
                                                     ------- ------- -------

   2001
     Revenues....................................... $ 5,526 $5,067  $10,593
     Gross profit...................................   5,108 (1,819)   3,289
   2000
     Revenues.......................................   9,578  6,820   16,398
     Gross profit...................................   8,743  1,400   10,143
   1999
     Revenues.......................................  12,359  7,456   19,815
     Gross profit................................... $10,764 $1,730  $12,494


   Gross profit is used as the measure of profit and loss for segment reporting purposes as it is viewed by key decision-makers as the principal operating indicator in measuring segment profitability.

   We have not recorded or managed our balance sheet accounts by segment and do not record depreciation and amortization by segment.

   The following presents a summary of operations by geographic area (in thousands):

                                                            Years Ended
                                                           December 31,
                                                      -------------------------
                                                        2001     2000     1999
                                                      -------  -------  -------

   Net revenues:
     U.S. operations................................. $10,593  $16,398  $19,815
     Foreign operations..............................      --       --       --
                                                      -------  -------  -------
     Consolidated.................................... $10,593  $16,398  $19,815
                                                      =======  =======  =======
     Transfers between operations.................... $ 3,851  $ 4,404  $ 4,928
                                                      =======  =======  =======
   Income (loss):
     U.S. operations.................................$(12,486) $(5,770) $(8,143)
     Foreign operations..............................     348      510      384
                                                      -------  -------  -------
     Consolidated....................................$(12,138) $(5,260) $(7,759)
                                                      =======  =======  =======
   Identifiable assets at end of period:
     U.S. operations................................. $13,560  $19,537  $23,513
     Foreign operations..............................   1,270    1,272      314
                                                      -------  -------  -------
     Consolidated.................................... $14,830  $20,809  $23,827
                                                      =======  =======  =======

   Included in U.S. operations are export sales of $4,010,000, $5,005,000 and $9,632,000 for the years ended 2001, 2000, and 1999, respectively.


12. Statement of Cash Flows

   Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

                                                            Years Ended
                                                            December 31,

                                                       ------------------------
                                                        2001    2000     1999
                                                       ------  -------  -------

   Trade accounts receivable.......................... $1,545  $ 2,786  $(1,611)
   Prepaid expenses and other current assets..........      2      259       82
   Accounts payable...................................   (435)    (262)     302
   Accrued wages and related liabilities..............   (381)    (523)     140
   Accrued restructuring expenses.....................    145     (391)     297
   Other accrued liabilities..........................   (190)    (243)     (36)
   Accrued taxes payable..............................   (106)      (3)    (604)
   Inventories........................................     --       --      385
   Customer deposits..................................     --       --     (422)
   Deferred revenue...................................   (244)    (530)    (561)
                                                       ------  -------  -------
                                                       $  336  $ 1,093  $(2,028)
                                                       ======  =======  =======



   Cash paid (received) for income taxes consists of the following (in thousands):

                                                             Years Ended
                                                             December 31,
                                                           -----------------
                                                           2001   2000  1999
                                                           ----  -----  -----

   Income taxes........................................... $(13) $ 129  $(194)

Supplemental Non-Cash Disclosures:
---------------------------------

     On May 30, 2001, we acquired all of the material assets and assumed certain liabilities of Trigon for a purchase price of approximately $7,145,000, which included 4,500,000 shares of our common stock valued at $6,525,000 and acquisition costs of $620,000. Our preliminary allocation of the purchase price to the assets and liabilities of Trigon resulted in goodwill amounting to $7,320,000. See Note 14.

13.  Restructuring Expenses

     In the fourth quarter of 2001, we restructured our operations to reduce operating costs. We reduced our overall workforce at that time by approximately 25% from the level at the end of the third quarter 2001. The estimated costs of restructuring recorded in the financial statements for the year ended December 31, 2001 was $307,000 and included costs of employee severance pay and the costs of vacating three facilities. All employees were notified of the restructuring plans and we applied the provisions of EITF 94-3. Of these costs $114,000 were paid in 2001 and most of the rest have been paid, or are expected to be paid, in 2002. Some vacated facility costs are expected to continue into 2003.

     In the fourth quarter of 1999, we announced a restructuring of our operations to reduce costs and make us more competitive. The estimated cost of restructuring recorded in the financial statements for the year ended December 31, 1999 was $764,000, which consisted primarily of severance pay for various employees, and costs to vacate a facility. In connection with the restructuring, we reduced our workforce by approximately 20%, moved some key functions offshore and consolidated our U.S. engineering function to our San Diego facility. Approximately $716,000 of the $764,000 had been paid by December 31, 2001. During 2001, we reversed the remaining $48,000 of the 1999 restructuring reserve because it related to facilities for which we were no longer liable. During 1999, we reversed $123,000 of excess accruals relating to restructurings in 1995 and 1997.

     Restructuring expenses and (benefit) for 2001, 2000 and 1999 are summarized as follows (in thousands):

                                                             Restructuring
                                                           Expenses/(Benefit)
                                                           --------------------
                                                           2001   2000    1999
                                                           ----- ------  ------

   Severance and related costs............................ $ 257 $   --  $ 406
   Professional fees......................................    --     --      7
   Vacating costs of facilities...........................    50     --    351
   Reversal of excess 1999, 1997 and 1995 restructuring
    accruals..............................................   (48)    --   (123)
                                                           ----- ------  -----
                                                           $ 259 $   --  $ 641

                                                           ===== ======  =====


14. Business Combinations

   Effective March 12, 1999, we acquired Expersoft. Expersoft developed and marketed standards-based, high performance Common Object Request Broker Architecture software technology. The acquisition price was approximately $3,225,000 and consisted of cash of $3,000,000 and acquisition costs of $225,000. The acquisition was accounted for as a purchase.

   The purchase resulted in goodwill of $4,742,000, which was being amortized using the straight-line method over its estimated useful life of five years through December 31, 2001.

   On May 30, 2001, we acquired all of the material assets and assumed certain liabilities of Trigon.

   The aggregate purchase price was approximately $7,145,000 including 4,500,000 shares of our common stock valued at $6,525,000 and acquisition costs of $620,000. The value of our common stock was determined based on the closing market price of our common stock as quoted by the NASDAQ on May 30, 2001.

The total purchase price of $7,145,000 has been allocated to the assets and liabilities of Trigon based on management's preliminary estimates of their fair value, with the excess costs over the net liabilities assumed being allocated to goodwill amounting to $7,320,000. The goodwill was being amortized over its estimated useful life of five years through December 31, 2001.

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

       Pro forma consolidated results for the periods ended December 31, 2001 and December 31, 2000 are as follows (in thousands):

                                                    Twelve Month Period Ended
                                                    -------------------------
                                                  December 31,     December 31,
                                                     2001             2000
                                                     ----             ----

Revenues.........................................   $ 11,300         $ 18,083
Net loss.........................................    (13,543)          (7,635)
Basic and diluted net loss per
       common share..............................     $(0.44)          $(0.27)
Weighted average shares outstanding used in
       net loss per common share calculations -
       Basic and diluted.........................     31,012           27,833

15. Subsequent Events-Unaudited

        On January 3, 2002, in connection with a Note and Warrant Purchase Agreement with SDS (see Note 5), we received proceeds of approximately $3,395,000, net of a $105,000 commission paid to SDS, from the sale of a $3,500,000 convertible promissory note to SDS and issued SDS a warrant initially exercisable into 800,000 shares of our common stock at an initial exercise price of $0.9988 per share. The total costs of $321,000 incurred in connection with the financing transaction consist primarily of the SDS commission of $105,000, professional fees and SEC registration fees. The conversion price of the convertible promissory note fluctuates and is determined as disclosed in Note 5. On January 3, 2002, the transaction commitment date, we calculated the conversion price of the convertible promissory note to be $0.45 per share of common stock. The fair value of our common stock on January 3, 2002 was $0.65, based on the closing market price of our common stock on the Nasdaq exchange. Since the conversion price per share of the convertible promissory note was less than the fair value of our common stock, the transaction includes a beneficial conversion feature. We have not yet determined the fair value of the warrant or the value of the beneficial conversion feature. The value allocated to the warrant will be recorded in the first quarter of 2002 as a credit to additional paid-in capital. The value of the beneficial conversion feature will be recorded in the first quarter of 2002 as a credit to additional paid-in capital and as a reduction to the carrying value of the convertible promissory note. The reduction in the convertible promissory note's carrying value will be treated as a debt discount for accounting purposes and amortized to interest expense, except as described in the next sentence, using the effective interest method over the three year term of the convertible promissory note. To the extent the convertible promissory note is converted into common stock prior to amortization of the full amount of the discount, the portion of the remaining unamortized discount attributable to the shares converted will be debited to additional paid-in capital on the conversion date.

        The Nasdaq Stock Market has a policy of delisting securities that trade below the price of $1.00 per share for more than 30 consecutive trading days. Our stock price has traded below $1.00 since early September 2001, and the conversion features of the convertible promissory note may increase the downward pressure on our common stock price. In February 2002, Nasdaq notified us of its intent to delist our securities from The Nasdaq National Market(R). We currently plan to transition from The Nasdaq National Market to The Nasdaq SmallCap Market(SM) in April or May 2002. If our common stock is subsequently delisted, our shares would become more thinly traded and we may also be in default of certain conditions of our $3,500,000 promissory note, which default could result in the acceleration by the noteholder of the unpaid balance of such note together with interest, penalties and other charges.

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VERTEL CORPORATION:

     We have audited the accompanying consolidated balance sheets of Vertel Corporation and its subsidiaries (collectively the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vertel Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Deloitte & Touche LLP

Los Angeles, California
February 7, 2002

Results of Operations--Unaudited Quarterly Financial Information

   The following tables present unaudited quarterly financial information for the two years ended December 31, 2001. In the opinion of management, this information contains all adjustments, consisting only of normal, recurring, adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods.


                                                 2001 Quarters Ended
                                        --------------------------------------
                                        March 31   June 30  Sept. 30  Dec. 31
                                        --------  --------  --------  --------
                                         (in thousands, except per share data)

Quarterly results of operations:
  Net revenues.........................  $ 2,598   $ 3,516   $ 3,334   $ 1,145
  Gross profit.........................      652     1,613     1,469      (445)
  Net loss.............................   (2,851)   (1,884)   (2,753)   (4,650)

  Basic and diluted net loss per
   common share........................  $ (0.10)  $ (0.06)  $ (0.08)  $ (0.14)

                                                 2000 Quarters Ended
                                        --------------------------------------
                                        March 31   June 30  Sept. 30  Dec. 31
                                        --------  --------  --------  --------
                                         (in thousands, except per share data)

Quarterly results of operations:
  Net revenues.........................  $ 5,011   $ 5,281   $ 3,364   $ 2,742
  Gross profit.........................    3,374     3,665     1,835     1,269
  Net income (loss)....................   (1,040)       63    (2,179)   (2,104)
  Basic and diluted net loss per
   common share........................  $ (0.04)  $ (0.07)  $ (0.08)  $ (0.07)



   Our future revenues and operating results may be subject to quarterly fluctuations as a result of factors such as the timing of significant licenses of, or orders for, our products, shifts in product mix, changes in distribution channels, the introduction of new products by us or our competitors, competitive pricing, changes in product demand resulting from fluctuations in foreign currency exchange rates, decreased European business activity during the summer months and changes in operating and material costs. Accordingly, quarter-to-quarter comparisons should not be relied upon as indicators of future performance.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

   Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement (within 120 days after the end of its fiscal year) pursuant to Regulation 14(A) as promulgated by the U.S. Securities and Exchange Commission (the "Proxy Statement") for its annual meeting of shareholders to be held May 23, 2002, and the information included therein is incorporated herein by reference to the extent detailed below.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (a) 1. The financial statements and supplementary financial information listed below are filed as part of this annual report.



   Consolidated Balance Sheets at December 31, 2000 and December 31,
    2001..................................................................  33

   Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001....................................  34

   Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2001...........................  35

   Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001....................................  36

   Notes to Consolidated Financial Statements.............................  37

   Independent Auditors' Report...........................................  52



   2. The supplementary financial information listed below are filed as part of this annual report.



   Unaudited Quarterly Financial Information...............................  53

     Schedule filed as part of Form 10-K:

     Schedule II Valuation and Qualifying Accounts.........................  59



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

   3. Exhibits included herein, numbered in accordance with Item 601 of Regulation S-K.



 Number                                     Description
 ------                                     -----------

2.1 Agreement and Plan of Reorganization and Liquidation, dated May 30, 2001, by and between Vertel Corporation and Trigon Technology Group, Inc. (incorporated by reference to
                     Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated May 30, 2001, Commission File No. 000-19640).

3.1 (and 4.1)        Amended and Restated Articles of Incorporation of the
                     Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Commission File No. 000-19640).

3.2 (and 4.2)        Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.4 of the Registrant's Annual
                     Report on Form 10-K for the year ended December 27, 1997,
                     Commission File No. 000-19640).

3.3 (and 4.1)        Certificate of amendment to Registrant's Articles of
                     Incorporation, as filed with the California Secretary of State on April 7, 1998, changing the Company's name to Vertel Corporation (incorporated by reference to Exhibit
                     3.5 of the Registrant's Current Report on Form 8-K dated
                     April 7, 1998, Commission File No. 000-19640).

3.4 (and 4.6)        Preferred Shares Rights Agreement dated as of April 29,
                     1997 with Chase Mellon Shareholder Services, LLC
                     (incorporated by reference to Exhibit 1 of the Registrant's
                     Registration Statement on Form 8-A filed on April 30, 1997,
                     Commission File No. 000-19640).

4.3 Note and Warrant Purchase Agreement dated August 31, 2001 by and between Vertel Corporation and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated August 31, 2001, Commission File No. 000-19640).

4.4 Form of $3,500,000 Convertible Promissory Note dated August 31, 2001 by and between SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated August 31, 2001, Commission File No. 000-19640).

4.5 Warrant dated August 31, 2001 by and between Vertel Corporation and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K dated August 31, 2001, Commission File No. 000-19640).

10.1 1991 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 1992, Commission File No. 000-19640).

10.2 Form of subscription agreement under 1991 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 1992, Commission File No. 000-19640).

10.3 Amended 1996 Directors' Stock Option Plan (incorporated by reference to Exhibit 10.75 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.4 Form of Option Agreement under 1996 Directors' Stock Option Plan (incorporated by reference to Exhibit 10.75 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.5 Amended 1998 Stock Option Plan (incorporated by reference to Exhibit 10.76 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.6 Form of Option Agreement under 1998 Stock Option Plan (incorporated by reference to Exhibit 10.76 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.7 Vertel Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.81 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 000-19640).

10.8 2001 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 5.1 of the Registrant's Current Report on Form 8-K dated May 30, 2001, Commission File No. 000-19640).

10.9 Form of Notice of Stock Option (incorporated by reference to Exhibit 5.2 of the Registrant's Current Report on Form 8-K dated May 30, 2001, Commission File No. 000-19640).

10.10 Grant and Form of Stock Option Agreement with attached Notice of Exercise (incorporated by reference to Exhibit
                     5.3 of the Registrant's Current Report on Form 8-K dated May 30, 2001, Commission File No. 000-19640).

10.11 Lease Agreement between the Registrant and Moorpark Associates, a California Limited Partnership, dated February 5, 1993 (incorporated by reference to Exhibit
                     10.22 of the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993, Commission File No. 000-19640).

10.12 Lease Agreement between the Registrant and Nomura-Warner Center Associates, L.P., dated November 26, 1996 (incorporated by reference to Exhibit 10.48 of the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996, Commission File No. 000-19640).

10.13 Form of Retention Agreement between the Company and each of its officers (incorporated by reference to Exhibit 10.68 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 000-19640).

10.14 Employment Agreement between the Company and Cyrus D. Irani dated January 12, 1999 (incorporated by reference to Exhibit 10.72 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.15 Amendment No. 1, dated December 3, 1999 to the Employment Agreement between the Company and Cyrus D. Irani (incorporated by reference to Exhibit 10.80 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.16                Employment Agreement between the Company and Stephen J.
                     McDaniel dated November 1, 1999 (incorporated by reference to Exhibit 10.77 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.17                Employment Agreement between the Company and Tonia G.
                     Graham dated July 5, 2000 (incorporated by reference to
                     Exhibit 10.82 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 000-19640).

10.18 Employment Agreement between the Company and Craig S. Scott dated December 1, 2000 (incorporated by reference to Exhibit 10.83 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 000-19640).

10.19 Employment Agreement between the Company and Alex Kuo dated May 30, 2001 (incorporated by reference to Exhibit 10.85 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 000-19640).

10.20 Retention and Severance Agreement between the Company and Alex Kuo dated May 30, 2001 (incorporated by reference to
                     Exhibit 10.86 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 000-19640).

10.21 Non-Competition and Non-Disclosure Agreement between the Company and Alex Kuo dated May 30, 2001 (incorporated by reference to Exhibit 10.87 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 000-19640).

10.22 Form of Indemnification Agreement with the Company's officers and directors (filed herewith).

21.1                 Subsidiaries of the Registrant (filed herewith)

23.1                 Independent Auditors' Consent (filed herewith)

   (b) Reports on Form 8-K

   None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VERTEL CORPORATION

Date: March 29, 2002
                                          By: /s/ CRAIG S. SCOTT
                                              ---------------------------------
                                                       Craig S. Scott
                                                Vice President, Finance and
                                               Administration, Chief Financial
                                                    Officer and Secretary

   Each person whose signature appears below constitutes and appoints Marc E. Maassen and Craig S. Scott, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated.



           Signature                         Title                    Date
           ---------                         -----                    ----


          /s/ MARC E. MAASSEN            President, Chief         March 29, 2002
---------------------------------------  Executive Officer and
             Marc E. Maassen             Director (principal
                                         executive officer)

          /s/ CRAIG S. SCOTT             Vice President, Finance  March 29, 2002
---------------------------------------  and Administration,
             Craig S. Scott              Chief Financial
                                         Officer and Secretary
                                         (principal financial
                                         officer and principal
                                         accounting officer)


        /s/  ROBERT T. FLOOD             Director                 March 29, 2002
 --------------------------------------
            Robert T. Flood

          /s/ CYRUS D. IRANI             Director                 March 29, 2002
 --------------------------------------
             Cyrus D. Irani

  /s/ HAI-PERNG KUO A/K/A/ ALEX KUO      Director                 March 29, 2002
 --------------------------------------
      Hai-Perng Kuo a/k/a/ Alex Kuo

          /s/ JACK P. REILY              Director                 March 29, 2002
 --------------------------------------
             Jack P. Reily

        /s/ RALPH K. UNGERMANN           Director                 March 29, 2002
 --------------------------------------
           Ralph K. Ungermann

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                           Additions
                                    -----------------------
                           Balance                                     Balance
                             at      Charged to  Charges to             at End
                          Beginning   Costs &      Other                  of
Description               of Period Expenditures  Accounts  Deductions  Period
-----------               --------- ------------ ---------- ---------- --------

Allowance for doubtful
 accounts and
 sales returns:
Year Ended December 31,
 2001...................  $536,000    $107,000              $156,000*  $487,000
Year Ended December 31,
 2000...................  $486,000    $115,000              $ 65,000*  $536,000
Year Ended December 31,
 1999...................  $556,000    $501,000              $571,000*  $486,000


--------
* Write-off of uncollectible accounts, net of recoveries.