Form 10-Q
period 2002-03-31
VERTEL CORP
filed 2002-05-15
CIK 880458

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

                  For the quarterly period ended March 31, 2002

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from to _____ to _____.


                         Commission File Number 0-19640

                              -------------------

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

As of May 10, 2002 there were 33,817,486 shares of common stock outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               VERTEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                   March 31,            December 31,
                        ASSETS                                                       2002                    2001
                                                                                  ----------            ------------
Current assets:
     Cash and cash equivalents ................................................     $  3,588               $  2,851
     Trade accounts receivable (net of allowances of $461 as of
           March 31, 2002 and $487 as of December 31, 2001) ...................        2,262                  2,316
     Prepaid expenses and other current assets ................................          711                    221
                                                                                    --------               --------
          Total current assets ................................................        6,561                  5,388

Property and equipment ........................................................          328                    456
Investments ...................................................................           46                     75
Goodwill, net .................................................................        8,546                  8,546
Other assets ..................................................................          424                    365
                                                                                    --------               --------
                                                                                    $ 15,905               $ 14,830
                                                                                    ========               ========
                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable .........................................................     $    488               $    439
     Accrued wages and related liabilities ....................................          998                  1,024
     Accrued restructuring expenses ...........................................           35                    145
     Accrued taxes payable ....................................................          391                    374
     Other accrued liabilities ................................................        1,105                  1,340
     Accrued acquisition liabilities ..........................................           30                     31
     Deferred revenue .........................................................        1,413                    933
     Warrant obligation .......................................................          269                     --
                                                                                    --------               --------
           Total current liabilities ..........................................        4,729                  4,286
                                                                                    --------               --------

Long-term liabilities .........................................................          826                     --
                                                                                    --------               --------
          Total liabilities ...................................................        5,555                  4,286
                                                                                    --------               --------
Shareholders' equity:
     Preferred stock, par value $0.01, 2,000,000 shares authorized;
          none issued and outstanding
     Common stock, par value $0.01, 100,000,000 shares authorized;
          shares issued and outstanding: 2002, 33,261,969;
                  2001, 32,891,689 ............................................          333                    329
     Additional paid-in capital ...............................................       95,350                 93,105
     Accumulated deficit ......................................................      (85,045)               (82,640)
     Accumulated other comprehensive loss .....................................         (288)                  (250)
                                                                                    --------               --------
          Total shareholders' equity ..........................................       10,350                 10,544
                                                                                    --------               --------
                                                                                    $ 15,905               $ 14,830
                                                                                    ========               ========

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)


                                                                                  Three Month Period Ended
                                                                                  ------------------------
                                                                                March 31,             March 31,
                                                                                  2002                  2001
                                                                             -------------          -------------
Net revenues:
    License ...................................................................  $ 1,259              $   1,336
    Service and other .........................................................      743                  1,262
                                                                                --------              ---------
          Net revenues ........................................................    2,002                  2,598
                                                                                --------              ---------
Cost of revenues:
    License ...................................................................       39                    174
    Service and other .........................................................    1,039                  1,772
                                                                                --------              ---------
          Total cost of revenues ..............................................    1,078                  1,946
                                                                                --------              ---------

Gross profit ..................................................................      924                    652
                                                                                --------              ---------

Operating expenses:
    Research and development ..................................................    1,289                    860
    Sales and marketing .......................................................    1,273                  1,782
    General and administrative ................................................      791                    883
    Goodwill amortization .....................................................       --                    238
                                                                                --------              ---------
         Total operating expenses .............................................    3,353                  3,763
                                                                                --------              ---------

Operating loss ................................................................   (2,429)                (3,111)
Other income, net .............................................................       47                    174
                                                                                --------              ---------

Loss before provision for income taxes ........................................   (2,382)                (2,937)
Income tax (provision) benefit ................................................      (23)                    86
                                                                                --------              ---------
Net loss ......................................................................   (2,405)                (2,851)
Other comprehensive loss ......................................................      (38)                  (173)
                                                                                --------              ---------
Comprehensive loss ............................................................ $ (2,443)             $  (3,024)
                                                                                ========              =========


Basic and diluted net loss per common share ...................................   ($0.07)                ($0.10)
                                                                                ========              =========
Weighted average shares outstanding used in
      net loss per common share calculations - basic and diluted ..............   33,130                 28,354


          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                         Three Month Period Ended
                                                                                         ------------------------
                                                                                      March 31,              March 31,
                                                                                        2002                    2001
                                                                                    ------------           ------------
Cash flows from operating activities:
  Net loss .......................................................................   $(2,405)                $(2,851)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization ................................................       146                     567
    Reserve for returns and bad debts ............................................       (26)                      7
    Change in fair value of Warrant obligation ...................................      (160)                     --
    Non-cash interest expense ....................................................       155                      --
    Changes in operating assets and liabilities ..................................      (283)                   (386)
                                                                                     -------                 -------

    Net cash used for operating activities .......................................    (2,573)                 (2,663)
                                                                                     -------                 -------
Cash flows from investing activities:
    Net purchases of short-term investments ......................................        --                  (1,904)
    Purchases of property and equipment ..........................................       (22)                   (109)
    Changes in other assets ......................................................       (59)                     86
                                                                                     -------                 -------

    Net cash used for investing activities .......................................       (81)                 (1,927)
                                                                                     -------                 -------
Cash flows from financing activities:
    Proceeds from issuance of common stock .......................................        --                      84
    Proceeds from sale of convertible promissory note and Warrant ................     3,395                      --
                                                                                     -------                 -------

    Net cash provided by financing activities ....................................     3,395                      84
                                                                                     -------                 -------

Effect of exchange rate changes on cash ..........................................        (4)                      8
                                                                                     -------                 -------

Net increase (decrease) in cash and cash equivalents .............................       737                  (4,498)

Cash and cash equivalents, beginning of period ...................................     2,851                  10,827
                                                                                     -------                 -------

Cash and cash equivalents, end of period .........................................   $ 3,588                 $ 6,329
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

     We suggest that our consolidated financial statements and the accompanying notes be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of results that may be expected for the full year.

     On February 22, 2002, we filed a Current Report on Form 8-K in connection with our announcement that we had received notice from The Nasdaq Stock Market, Inc. (Nasdaq) that we had not met, for the last 30 trading days, the minimum bid price of $1.00 and that we intended to transition to The Nasdaq SmallCap Market. We have applied for listing with the The Nasdaq SmallCap Market and our application is bing processed. There can be no assurance that our application to be listed on The Nasdaq SmallCap Market will be accepted or, if it is accepted that we will satisfy the requirements for continued listing on The Nasdaq SmallCap Market. If we are unsuccessful, our common stock will be delisted. We will not be notified of the delisting until it becomes effective. If our common stock is delisted from The Nasdaq National Market and we are unable to gain listing on The Nasdaq SmallCap Market, we may be unable to have our common stock listed or quoted on any other organized market. Even if our common stock is quoted or listed on another organized market, an active trading market may not develop.

     We have reported operating losses from continuing operations for each of the most recent five fiscal years. For the quarter ended March 31, 2002 we reported operating losses of $2,429,000 and negative cash flows from operations of $2,573,000. As of March 31, 2002 we had an accumulated deficit of $85,045,000 and working capital of $1,832,000, which includes cash and cash equivalents amounting to $3,588,000. These conditions raise substantial doubt about our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. Our plans to overcome these conditions include increasing revenues, reducing expenses and raising additional equity capital. In the first quarter of 2002, we added additional sales personnel with the intention of increasing revenues. In the fourth quarter of 2001 we reduced the number of employees by approximately 25% and implemented several cost reduction initiatives. This reduced our expenses in the first quarter of 2002 versus the third quarter of 2001 by approximately $800,000. In addition, we further reduced the number of employees by approximately 15% in May of 2002. On January 3, 2002, we received proceeds of $3,395,000 from the sale of a convertible promissory note and Warrant (See Note 2). Although we plan to increase revenues and continue reducing expenses, we believe we will require additional financing early in the third quarter of 2002 in order to fund planned operations for the remainder of 2002. We continue to seek short term financing and a longer term financing solution. We cannot assure that we will be able to increase our revenues, or that our expense reduction programs will be successful, or that additional financing will be available to us, or, if available, on terms that will be satisfactory to us. If we are not successful in reducing our expenses or raising sufficient additional capital, or if we do not achieve revenues at levels sufficient to generate operating income, we will not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

2.   Financing Transaction

     On January 3, 2002, in connection with a Note and Warrant Purchase Agreement with SDS Merchant Fund, L.P. (SDS), we received net proceeds after payment of approximately $3,395,000, net of a $105,000 commission paid to SDS, from the sale of a $3,500,000 convertible promissory note (the "Note") to SDS and issued SDS a Warrant initially exercisable into 800,000 shares of our common stock at an initial exercise price of $0.9988 per share (the "Warrant"). The total costs incurred in connection with the financing transaction amounted to $216,160, excluding the SDS commission of $105,000, and consist of professional fees and SEC registration fees. These costs are being amortized on a straight-line basis to expense over the 36-month term of the Note.

     The conversion price of the Note fluctuates and is determined by multiplying the applicable discount percentage by the average per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to the conversion date. The initial discount percentage is 7%. The discount percentage can be adjusted in 2% increments (i.e. to 5%) for every $1,000,000 that the sum of our cash, cash equivalents and short-term investments exceeds $3,008,000 on the date that the discount percentage is being applied. Similarly, the discount percentage can be adjusted (i.e. to 9%) for every $1,000,000 that the sum of our cash, cash equivalents and short-term investments is below $3,008,000. The $3,008,000 target cash amount does not include the proceeds of the Note or the Warrant. The conversion price of the Note is capped at $1.75 per share of common stock.

     The Warrant exercise price may be adjusted on August 31, 2002 and February 28, 2003 to an amount equal to 120% of the per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to such adjustment date, provided that such amounts do not exceed the initial exercise price. On January 3,

                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2002, the transaction commitment date, the fair value of the Warrant, which expires in five years, was estimated at $505,000 using the Black-Scholes option-pricing model and the following assumptions; a risk-free interest rate of 4.4%, expected volatility of 199%, and expected dividends of zero.

     In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," we allocated the net proceeds of $3,395,000 to the Note and the Warrant based their relative fair values of $3,500,000 for the Note and $505,000 for the Warrant. A discount on the Note of $533,084 and a discount on the Warrant of $76,916 resulted from the fair value allocation. On January 3, 2002, the transaction commitment date, the Note was convertible into 7,777,778 shares of our common stock with a fair value of $5,055,556, or $0.65 per share, based on the closing market price of our common stock on The Nasdaq National Market. We determined that the conversion feature of the Note was beneficial to its holder in the amount of $2,088,600, which is equal to the difference between the fair value of the shares into which the Note was convertible of $5,055,556 and the $2,966,916 of net proceeds allocated to the Note in the manner previously described. The principal amount of the Note of $3,500,000 was recorded as a long-term liability, net of a $2,621,684 discount, which consists of the $533,084 discount resulting from the fair value allocation and the $2,088,600 discount resulting from the beneficial conversion feature. The beneficial conversion feature of $2,088,600 was also credited to additional paid-in capital. The total discount on the Note of $2,621,684, which is being amortized to interest expense over the 36-month term of the Note using the effective interest method, may be subject to downward adjustments to the extent partial conversions of the Note occur. These adjustments, if required, would reduce the carrying value of the discount and increase additional paid-in capital. During the quarter ended March 31, 2002, $160,000 of the Note principal was converted, along with approximately $5,600 of accrued interest, into 370,280 shares of our common stock. The amount of the adjustment required to be made to the carrying value of the discount on the Note was not significant.

     We are required by the listing rules of Nasdaq to obtain shareholder approval before issuing securities representing 20% or more of our outstanding listed securities. It is possible that while the Note and the Warrant are outstanding, the market price of our common stock could decrease to a price at which the holder of the Note and Warrant is entitled to convert the Note into and exercise the Warrant for a number of shares that represents 20% or more of our then-outstanding common stock. As of and subsequent to March 31, 2002 the market price of our common stock has been such that would result in the issuance of more than 20% of our outstanding common stock if the holder of the Note and Warrant desires to convert all of the Note into and exercise the Warrant. If the Note and Warrant holder does express its desire to convert and exercise the Note and Warrant, we have agreed that we will use our best efforts to hold a special shareholders meeting to seek shareholder approval of the issuance of the shares of common stock. Failure to obtain such shareholder approval could result in our being required to pay cash to the holder of the Note and Warrant in an amount equal to the fair market value of the shares exceeding 20% of our then-outstanding common stock. Failure to obtain such shareholder approval could also cause our default under our agreement with the holder of the Note and Warrant. If we default on that agreement the outstanding balance under the Note will be accelerated and an indeterminate amount of damages could be assessed against us for each day that we are in default.

     Emerging Issues Task Force (EITF) No. 00-19, "Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company's Own Stock", requires that we initially classify the Warrant as a liability since the foregoing provisions of our agreement with the holder of the Note and Warrant could require us to pay cash to settle the Warrant contract. Accordingly, we recorded the fair value of the Warrant of $428,084, net of the $76,916 discount arising from the allocation of the net proceeds to the Note and Warrant as previously described, as a Warrant obligation on January 3, 2002, the transaction commitment date. EITF No. 00-19 requires that we adjust the carrying value of the Warrant obligation to its fair value on each reporting date.
As of March 31, 2002, the fair value of the Warrant was estimated at $269,000 using the Black-Scholes option-pricing model and the following assumptions; a risk-free interest rate of 4.4%, expected volatility of 199%, and expected dividends of zero. The decrease in the Warrant fair value from January 3, 2002 to March 31, 2002 of approximately $160,000 was reflected as other income.

     A significant component of the Black-Scholes model is the fair market value per share of our common stock. If the fair market value of our common stock increases the fair value of the Warrant obligation would likely increase, resulting in a charge to other expense. If the fair market value of our common stock decreases the fair value of the Warrant obligation would likely decrease, resulting in other income, as was the case for the first quarter of 2002. For example, if the fair market value of our common stock on March 31, 2002 was $1.00 per share, the fair value of the Warrant obligation determined using the Black-Scholes model, assuming all other variables remain constant, would hypothetically have been approximately $781,000, resulting in a charge of approximately $353,000 to other expense for the first quarter of 2002. Conversely, if the fair market value of our common stock on March 31, 2002 was $0.20 per share, the fair value of the Warrant obligation determined using the Black-Scholes Model, assuming all other variables remain constant, would hypothetically have been approximately $152,000, resulting in other income of approximately $276,000 for the first quarter of 2002. Given the volatility of our stock price, we cannot predict the impact fluctuations in the fair market value of our stock price may have on our consolidated statement of operations for any future period.

     EITF No. 00-19 requires that we evaluate the classification of the Warrant as a liability as of each reporting date. To the extent the potential for us to be required to pay cash to settle the Warrant contract no longer exists, we may be required to reclassify the carrying value of the Warrant liability to equity.

                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Statement of Cash Flows

     Decreases in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):


                                                      Three Month Period Ended
                                                      --------------------------
                                                       March 31,       March 31,
                                                        2002             2001
                                                      --------         --------

    Trade accounts receivable ......................    $   80          $  267
    Prepaid expenses and other current assets ......      (490)           (403)
    Accounts payable ...............................        49            (169)
    Accrued wages and related liabilities ..........       (26)            (35)
    Cash payments for restructuring expenses .......      (110)             --
    Accrued taxes payable ..........................        17             (99)
    Other accrued liabilities ......................      (283)            (93)
    Deferred revenue ...............................       480             146
                                                        ------          ------
                                                        $ (283)         $ (386)
                                                        ======          ======


4.   Segment Reporting

     Our chief operating decision maker, as defined by Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," is our chief executive officer. On October 11, 2001, we announced the hiring of a new chief executive officer. In the fourth quarter of 2001 our new chief executive officer restructured our operations to reduce operating costs, resulting in a 25% reduction of our workforce from the level at the end of the third quarter of 2001. Our new chief executive officer makes decisions about resource allocation based on the organization as a whole. Accordingly, we now operate in one reporting segment. Prior to the first quarter of 2002, decisions made by our chief executive officer about allocating resources, which consist primarily of personnel, and compensation of key employees were made based on the operating results of two principal segments, license and service. Since we now operate in one reportable segment, restatement of prior period information is not necessary.

5.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. The application of SFAS No. 141 did not affect any of our previously reported amounts included in goodwill. SFAS No. 142 eliminates goodwill amortization and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any.

     As described in Note 4, we currently operate in one reportable segment, which is also our only reporting unit for purposes of SFAS No. 142. Since we have only one reporting unit, all of our goodwill has been assigned to our enterprise as a whole. We estimated the fair value of our enterprise upon adoption of SFAS No. 142 on January 1, 2002 to be its market capitalization, based on the closing share prices quoted on The Nasdaq National Market. Since our market capitalization of approximately $22,038,000 as of January 1, 2002 exceeded the $10,544,000 carrying value of our enterprise on that date we concluded goodwill did not appear impaired and that the second step of the impairment test prescribed by SFAS No. 142 was not required to be performed.

                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     SFAS No. 142 requires, however, we test goodwill for impairment more frequently if circumstances indicate a possible impairment. During the quarter ended March 31, 2002, the telecommunications sector continued to be adversely impacted by the worst economic environment the U.S. economy has experienced in the last decade. The market price of our common stock, and consequently our market capitalization, has declined steadily during the quarter ended March 31, 2002. Although our market capitalization approximates our carrying value as of March 31, 2002, it has subsequently declined to approximately $6,985,000 as of May 14, 2002. We believe these circumstances indicate goodwill might be impaired. At the time of this filing we have not yet completed the second step of the impairment test prescribed by SFAS No. 142, however, any resulting impairment charge could be significant.

     As of March 31, 2002, goodwill, net of accumulated amortization of $3,515,000, amounted to $8,546,000, or approximately 54% of our total assets of $15,905,000. We recognized $238,000 of goodwill amortization during the quarter ended March 31, 2001. Had we not recorded goodwill amortization during the quarter ended March 31, 2001, as would have been the case if the provisions of SFAS No. 142 had been in effect, pro forma net loss would have been $2,613,000 and pro forma basic and diluted net loss per common share would have been $0.09.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations ". SFAS No. 143 addresses the financial accounting and reporting issues related to the obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 is not expected to have a significant impact on the consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the consolidated financial position or results of operations.


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

     Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to us and the markets we serve. Particular risks and uncertainties facing us at the present include our ability to raise additional capital, in particular the ability to secure additional financing to fund our operations for the remainder of 2002; the financial uncertainties associated with continuing losses; our ability, including the financial ability, to continue to invest in research and development necessary for the development of new and existing products that are required to increase revenues; the timely and successful development of existing and new markets; the severe impact that the slowdown in the U.S. economy has had on the telecommunications industry, forcing a number of service providers to cease operations, which has adversely impacted the revenues of our equipment manufacturer customers and, therefore, our revenues; the fact that some of our products are relatively new and, although we see developing

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

market interest, it is difficult to predict sales of our newer products and the market may or may not ultimately adopt these technologies; the fact that our sales cycle is long for our products, making initial license sales and future royalties difficult to forecast; additional difficulty in predicting royalty revenue because that revenue is dependent on successful development and deployment by our customers of their products containing our software; fluctuation from quarter to quarter in revenue from our professional service unit as a result of a limited number of large consulting contracts; loss of key customer, partner or alliance relationships and the possibility that we may not be able to replace the loss of a significant customer; the dependence on a limited number of customers for a significant portion of our quarterly license revenues; size and timing of license fees closed during the quarter which may result in large swings in quarterly operating results and the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter, frequently in the last weeks or even days of a quarter, which further adds to the difficulty of forecasting, and our ability to control expenditures at a level consistent with revenues.

     Additionally, more general risk factors include the possible development and introduction of competitive products and new and alternative technologies by our competitors; the increasing sales and marketing costs of attracting new and retaining existing customers; pricing, currency and exchange risks; governmental and regulatory developments affecting us and our customers; the ability to identify, conclude, and integrate acquisitions on a timely basis; the ability to attract and/or retain essential technical or other personnel; political and economic uncertainties associated with conducting business on a worldwide basis. Readers are cautioned not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties referred to above, as well as others not now anticipated. Further risks inherent in our business are listed under "Risk Factors" in Part I, Item I of Vertel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

     The foregoing statements and risk factors are not exclusive and further information concerning us and our business, including factors that potentially materially affect our financial results, may emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of such risk factors on our business. We undertake no obligation to revise or publicly release the results of any revision to the forward-looking statements.

Background

     We are a telecommunications software and services company. We derive revenue primarily from software license fees, royalties and services, including professional services, technical support and maintenance. Software license fees consist primarily of licenses of our software products. Our software license agreements generally do not provide for a right of return. We maintain reserves for returns and potential credit losses, neither of which has had a material effect on our results of operations or financial condition through March 31, 2002.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

     We sell products and services primarily through a direct sales force in the United States and abroad and, in certain sales territories, through third party agents. Our customers include telecommunications service providers and their customers, network equipment manufacturers, independent software developers and software platform vendors.

     Starting in 2000, and continuing through the first quarter of 2002, the economic environment in the U.S. deteriorated and has remained weak. The telecommunications sector has declined more significantly than the overall U.S. economy and telecommunications companies in Europe, and to a lesser extent in Asia, have also experienced downturns. These conditions adversely impacted us starting in the second half of 2000 and have continued to date. During this period a number of telecommunications service providers ceased operations or sought bankruptcy protection, which in turn impacted telecommunication equipment manufacturers, and their revenues generally declined. Equipment manufacturers have historically comprised a significant portion of our customer base, and many of our customers experienced significant revenue declines in the second half of 2000 that have continued. As a result, in 2000, 2001 and 2002, many of our major customers have announced multiple staff layoffs, closed or sold business units, and reduced purchases of development software and consulting services. Although our first quarter 2002 revenues improved compared to the fourth quarter of 2001, there is no industry consensus as to when the equipment manufacturers will see an economic recovery and, therefore, when they will acquire new development software, deploy products that include our software or need additional consulting services revenues. However, we believe that both license and service revenues will continue to increase across 2002 as the economic conditions affecting the telecommunications sector, and revenues to equipment manufacturers improve. In addition, we believe that our newer product offerings, combined with our professional service competencies, can expand our customer base and enable us to enter additional markets such as network data mediation.

     As a consequence of the downturn in the telecommunications sector, our revenues, including revenues from royalties based on shipments by our customers of their products containing our software, have declined significantly when compared to 1999. Our reduced revenues increased both our losses and our negative cash flow. As a consequence, we must increase our revenues, reduce costs, and/or secure additional funding in order to continue operating as a going concern through the remainder of 2002.

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

     Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, we believe the following accounting policies, which affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, could be deemed to be critical within the SEC definition.

     Allowance for doubtful accounts receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Goodwill. As of March 31, 2002, goodwill, net of accumulated amortization of $3,515,000, amounted to $8,546,000, or approximately 54% of our total assets of $15,905,000. This goodwill was recorded because the fair value of the consideration we exchanged, which consisted primarily of cash and shares of our common stock, to acquire Expersoft in March 1999 and the assets of Trigon in May 2001 exceeded the fair value of the net assets acquired. Determining the fair value of the assets acquired in connection with these acquisitions required us to use our judgment and make estimates.

     In June 2001, the FASB issued FSAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that certain acquired intangible assets in a business combination be recognized as assets separatefrom goodwill. The application of SFAS No. 141 did not affect any of our previously reported amounts included in goodwill. SFAS No. 142 eliminates goodwill amortization and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment.

     In accordance with SFAS No. 142, we did not amortize goodwill during the quarter ended March 31, 2002. However, we recognized $238,000 of goodwill amortization during the quarter ended March 31, 2001. Had we not recorded this amortization during the quarter-ended March 31, 2001, as would have been the case if the provisions of SFAS No. 141 had been in effect, pro forma net loss would have been $2,613,000 and pro forma basic and diluted net loss per common share would have been $0.09.

     The impairment test required by SFAS No. 142 is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. As described in Note 4 of the Notes to Consolidated Financial Statements included in this filing, we currently operate in one reportable segment, which is also our only reporting unit for purposes of SFAS No. 142. Since we have only one reporting unit, all of our goodwill has been assigned to our enterprise as a whole. We estimated the fair value of our enterprise upon adoption of SFAS No. 142 on January 1, 2002 to be its market capitalization, based on the closing share price quoted on The Nasdaq National Market. Since our market capitalization of approximately $22,038,000 as of January 1, 2002 exceeded the $10,544,000 carrying value of our enterprise on that date we concluded goodwill did not appear impaired and that the second step of the impairment test prescribed by SFAS No. 142 was not required to be performed.

     SFAS No. 142 requires, however, we test goodwill for impairment more frequently if circumstances indicate a possible impairment. During the quarter ended March 31, 2002, the telecommunications sector has continued to be adversely impacted by the worst economic environment the U.S. economy has experienced in the last decade. The market price of our common stock, and consequently our market capitalization, has declined steadily during the quarter ended March 31, 2002. Although our market capitalization approximates our carrying value as of March 31, 2002, it has subsequently declined to approximately $6,985,000 as of May 14, 2002. We believe these circumstances indicate goodwill might be impaired in the second quarter of 2002. At the time of this filing we have not yet completed the second step of the impairment test prescribed by SFAS No. 142, however, any resulting impairment charge could be significant.

     Warrant Obligation. On January 3, 2002, in connection with a Note and Warrant Purchase Agreement with SDS, we issued SDS a warrant initially exercisable into 800,000 share of our common stock at an initial exercise price of $0.9988 per share. This financing transaction is more fully described in Note 3 of the Notes to Consolidated Financial Statements included in this filing. EITF No. 00-19, "Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company's Own Stock", requires that we initially classify the warrant as a liability, since our agreement with SDS could require us to net-cash settle the warrant, and that we adjust the carrying value of the warrant obligation to its fair value on any given reporting date. The warrant obligation was recorded on January 3, 2002, the financing transaction commitment date, at its estimated fair value of $428,084, net of a $76,916 discount. As of March 31, 2002, the fair value of the warrant was estimated at $269,000. The decrease in the warrant fair value from January 3, 2002 to March 31, 2002 of approximately $160,000 was reflected as other income.

     The fair value of the warrant has been determined using the Black-Scholes option-pricing model. A significant component of the Black-Scholes model is the fair market value per share of our common stock. If the fair market value of our common stock increases the fair value of the warrant obligation would likely increase, resulting in a charge to other expense. If the fair market value of our common stock decreases the fair value of the warrant obligation would likely decrease, resulting in other income, as was the case for the first quarter of 2002. For example, if the fair market value of our common stock on March 31, 2002 was $1.00 per share, the fair value of the warrant obligation determined using the Black-Scholes model, assuming all other variables remain constant, would hypothetically have been approximately $781,000, resulting in a charge of approximately $353,000 to other expense for the first quarter of 2002. Conversely, if the fair market value of our common stock on March 31, 2002 was $0.20 per share, the fair value of the warrant obligation determined using the Black-Scholes model, assuming all other variables remain constant, would hypothetically have been approximately $152,000, resulting in other income of approximately $276,000 for the first quarter of 2002. Given the volatility of our stock price, we cannot predict the impact fluctuations in the fair market value of our stock price may have on our consolidated statement of operations for any future period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

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

Results of Operations

     Net Revenues. Net revenues decreased 23% to $2,002,000 for the three months ended March 31, 2002 (the "first quarter of 2002") compared to $2,598,000 for the three months ended March 31, 2001 (the "first quarter of 2001"). The decrease was primarily due to lower service revenues. Sequentially, however, net revenues increased 75% from $1,145,000 for the three months ended December 31, 2001 (the "fourth quarter of 2001").

     Sales to customers outside the United States comprised approximately 40% and 45% of net revenues in the first quarter of 2002 and 2001, respectively. We have historically reported a high percentage of sales to such customers and expect international sales to continue to be significant to our business. If the dollar strengthens significantly, we may not be able to remain competitive, or we may have to reduce our prices in international markets. In addition, competition and price pressure have increased both domestically and internationally for professional services projects as our competitors and customers have increasingly subcontracted for engineering services from lower cost countries such as China and India. As with domestic sales, our sales cycle is usually lengthy and results in quarterly fluctuations between geographic markets. Finally, any political or economic turmoil in our major Asian markets (China, Japan and Korea) could impact future sales in the affected area.

     For the first quarter of 2002, sales to Alcatel and Samsung Electronics Co. Ltd. comprised approximately 15% and 12% of net revenues, respectively. For the first quarter ended March 31, 2001, sales to Alcatel, Kyoei Sangyo Co., Ltd. and Nortel Networks Corporation comprised approximately 17%, 16% and 10% of net revenues, respectively. No other single customer accounted for more than 10% of net revenues in either the first quarter of 2002 or 2001. At March 31, 2002, Tekview Co., Ltd., Alcatel, Samsung Electronics Co. Ltd and Green Hills Software, Inc. comprised 18%, 17%, 13% and 10% of accounts receivable, respectively. At March 31, 2001, Alcatel, Kyoei Sangyo Co., Ltd., Tekview Co., Ltd., and Nokia Corporation comprised 26%, 16%, 15% and 13% of accounts receivable, respectively.

     License. License revenues consist primarily of license fees and royalties derived from software products. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists and the underlying software products have been delivered. Most of our customer contracts contain multiple software products or other elements, such as

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

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

     Historically license revenues have accounted for a substantial portion of total revenue. License revenues decreased 6% to $1,259,000 during the first quarter of 2002 from $1,336,000 during the first quarter of 2001, as a result of lower TMN license and royalty revenues. Although TMN revenues decreased by 44% as compared to the first quarter of 2001, most of this reduction was offset by increases in mediation and e*ORB license revenues. While we expect TMN royalties to increase as the economy improves for telecommunication equipment manufacturers, TMN revenues will continue to decline as a percentage of our license revenues. Although TMN is an international standard, it has not been widely adopted in the United States and our TMN sales are primarily in Asia. Over time, we expect that our TMN revenues will be replaced by increased mediation license revenues.

     Service and Other. Service and other revenues consist primarily of professional services, maintenance, technical support, non-recurring engineering projects, training and other revenues. Professional service revenues typically result from fixed price contracts to fulfill a statement of work for a customer project, and are usually completed in six months or less. These revenues are recognized based on the percentage of completion method. Maintenance revenues are recognized ratably over the term of the maintenance contract. Revenues from non-recurring engineering projects are also typically recognized on a percentage of completion basis. Revenues from technical support, consulting and other categories are usually recognized when the service is performed and no obligations remain.

     Service and other revenues decreased 41% to $743,000 during the first quarter of 2002 from $1,262,000 during the first quarter of 2001. The decrease was the result of lower professional service revenues ($314,000) due to fewer and smaller projects and lower maintenance revenues due to non-renewal of maintenance agreements, primarily on legacy products ($205,000).

     Historically, our professional services revenues have been dependent on a limited number of higher value consulting contracts from both new and existing customers. While there is price pressure due to the lower volume of available work and increased competition from lower cost countries, we believe that our core competencies can be leveraged to increase our revenues in the remainder of 2002. Maintenance revenues should continue at approximately the same level for the remainder of 2002.

     Cost of Revenues--License. Cost of license revenues consists primarily of oyalty fees paid for third party software incorporated in our products, the cost of reproduction of our software and the user documentation, and delivery of software. Cost of license revenues decreased 77.6% in the first quarter of 2002 to $39,000, or 3.1% of license revenue. The decrease was due primarily to lower license revenues from software products that included royalty-bearing third party software components for which we in turn would owe a royalty as well as a reduction in staff in our manufacturing department. The first quarter of 2001 cost of license revenues was $174,000 or 13.0% of license revenues. For the remainder of 2002, third party software fees could fluctuate if the product sales mix changes for existing products and could increase if we sell third party products on a revenue sharing basis.

     Cost of Revenues--Service. Cost of service revenues consists primarily of costs associated with performing professional consulting services, software maintenance and customer technical support such as telephone support, training services and non-recurring engineering services. In the first quarter of 2001 these costs included approximately $388,000

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

related to TicketExchange, which was formerly known as WebResolve. Cost of service revenues was $1,039,000 and $1,772,000 for the first quarters of 2002 and 2001, respectively, representing 140% of service revenues in both periods. The decrease in cost of service revenues in 2002 was the result of staff reductions in our professional services organization, the repositioning of TicketExchange from a hosted service to a product license, as well as the redeployment of certain engineering personnel from our professional service organization to research and development. We anticipate that our cost of service revenues for the remainder of 2002 will be marginally lower. However, to the extent that new consulting service contracts do not materialize, our future profit margins from services would be adversely impacted.

     Research and Development. The major components of research and development (R&D) expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, cost of facilities and depreciation of capital equipment, which consists primarily of computer and test equipment. In some cases, customers reimburse R&D costs for non-recurring engineering projects.

     We have historically made significant investments in research and development. Our R&D expenditures are concentrated in mediation software, which is designed for the integration of telecom Operation Support Systems and the underlying network equipment management systems, and in related applications. Total R&D expenses increased 50% to $1,289,000 in the first quarter of 2002 from $860,000 in the first quarter of 2001. The increase in R&D expenses was primarily the result of higher payroll and related facilities costs ($378,000) and travel expenses ($37,000) due to the addition of the R&D organization from Trigon Technology Group in May 2001 and the redeployment of certain engineering personnel from our professional services organization to R&D in the first quarter of 2002. We expect our R&D costs to be lower for the remainder of 2002 due to reductions in personnel in May 2002. Lower net revenues in future quarters could force us to reduce expenditures in future periods, which could result in delays in development of new products and/or product enhancements, which could further reduce net revenues.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and associated costs related to selling and marketing our products and services, including trade shows and other promotional costs. We believe that substantial sales and marketing expenditures are essential to developing opportunities for revenue growth and sustaining our competitive position. Sales and marketing expenses in the first quarter of 2002 were $1,273,000, or 28.6% lower than the $1,782,000 incurred in the first quarter of 2001, primarily as a result of lower payroll and related facility costs ($299,000), lower third party commissions ($157,000), and reduced marketing and public relations activity in the form of trade shows, advertising and consultants ($70,000). As a percentage of revenues, sales and marketing expenses decreased in the first quarter of 2002 to 63.6% from 68.6% in the first quarter of 2001.

     We expect our sales and marketing expenses to increase in the remainder of 2002 as we expand our sales staff to take advantage of additional market opportunities, such as new geographical regions where we have not previously done business and new sales channels. However, lower net revenues in future quarters could force us to reduce expenditures in future periods, which could limit our ability to capitalize on market opportunities.

     General and Administrative. General and administrative expenses consist primarily of salaries, employee benefits and other related expenses of administrative, executive and financial personnel as well as professional fees and investor relations costs. General and administrative expenses decreased by 10.4% to $791,000 in the first quarter of 2002 from $883,000 in the first quarter of 2001 primarily due to lower payroll and facility costs ($93,000). We anticipate that general and administrative expenses will continue at approximately the same level for the remainder of 2002.

     Goodwill Amortization. Goodwill amortization was discontinued in the first quarter of 2002 as a result of our required adoption on January 1, 2002 of SFAS No. 142. However, we recognized $238,000 of goodwill amortization during the first quarter of 2001. Had we not recorded goodwill amortization during the first quarter of 2001, as would have been the case if the provisions of SFAS No. 142 had been in effect, pro forma net loss would have been $2,613,000 and pro forma basic and diluted net loss per common share would have been $0.09.

     Operating Loss. We incurred losses from operations of $2,429,000 in the first quarter of 2002 and $3,111,000 in the first quarter of 2001. The reduced loss from operations was primarily due to reduced operating expenses and costs of sales as discussed above, although this reduction was partially offset by lower revenues.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

     Other Income, Net. In the first quarter of 2002, other income, net consisted primarily of interest income ($21,000), net sublease income ($25,000) and a non-cash gain ($160,000) based on the change in the fair value of the Warrant obligation arising from the issuance of a convertible promissory note and Warrant as described in Note 2 of the Notes to Consolidated Financial Statements included in this filing. These items were partially offset by non-cash interest expense related to the convertible promissory note ($48,000) and the amortization of an imputed discount related to the convertible promissory note ($107,000). In the first quarter of 2001, other income, net of $174,000 consisted primarily of interest income ($143,000) and net sublease income ($26,000).

     Income Tax (Provision) Benefit. We recorded a provision for income taxes of $23,000 in the first quarter of 2002 compared to a benefit of $86,000 in the first quarter of 2001. The provision in 2002 was due primarily to a provision for foreign taxes. The benefit in 2001 was due primarily to the expiration of certain tax contingencies ($113,000) but was partially offset by a foreign tax provision for the current quarter ($38,000). The income tax provisions are primarily for non-U.S. taxes as we anticipate utilizing net operating losses to offset any pre-tax income.

Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 2002 increased by 26% to $3,588,000 from $2,851,000 at December 31, 2001. The increase in cash was primarily due to cash proceeds of $3,395,000 from the issuance of a convertible promissory note and Warrant to SDS, which was partially offset by cash used in operations.

     Net cash used for operating activities during the first quarter of 2002 was $2,573,000 compared to $2,663,000 used for operating activities in the first quarter of 2001. The negative cash flow from operations in the first quarter of 2002 was primarily the result of the net loss ($2,405,000), an increase in prepaid expenses due to the timing of insurance payments ($490,000), cash payments for restructuring expenses ($110,000) and a decrease in accrued liabilities ($283,000). These amounts were partially offset by an increase in deferred revenue ($480,000) and the non-cash items of interest ($155,000) and depreciation ($146,000), which in turn were partially offset by a decrease in the fair value of the Warrant obligation ($160,000).

     Net cash used for investing activities was $81,000 in the first quarter of 2002 compared to $1,927,000 used in the first quarter of 2001. Net cash used for investing in 2002 resulted from purchases of property and equipment ($22,000) and an increase in other assets ($59,000).

     Net cash provided by financing activities was $3,395,000 in the first quarter of 2002 compared to $84,000 provided in the first quarter of 2001. Net cash provided by financing was derived from the proceeds from the issuance of a convertible promissory note and Warrant to SDS in January 2002.

     We have reported operating losses from continuing operations for each of the most recent five fiscal years. For the quarter ended March 31, 2002 we reported operating losses of $2,429,000 and negative cash flows from operations of $2,573,000. As of March 31, 2002 we had an accumulated deficit of $85,045,000 and working capital of $1,832,000, which includes cash and cash equivalents amounting to $3,588,000.

     On February 22, 2002, we filed a Current Report on Form 8-K in connection with our announcement that we had received notice from Nasdaq that we had not met, for the last 30 trading days, the minimum bid price of $1.00 and that we intended to transition to The Nasdaq SmallCap Market. We have applied for listing with The Nasdaq SmallCap Market and our application is being processed. There can be no assurance that our application to be listed on The Nasdaq SmallCap Market will be accepted or, if it is accepted that we will satisfy the requirements for continued listing on The Nasdaq SmallCap Market. If we are unsuccessful, our common stock will be delisted. We will not be notified of the delisting until it becomes effective. If our common stock is delisted from The Nasdaq National Market and we are unable to gain listing on The Nasdaq SmallCap Market, we may be unable to have our common stock listed or quoted on any other organized market. Even if our common stock is quoted or listed on another organized market, an active trading market may not develop.

     These conditions raise substantial doubt about our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. Our plans to overcome these conditions include increasing revenues, reducing expenses and raising additional capital. In the first quarter of 2002, we added additional sales personnel with the intention of increasing revenues. In the fourth quarter of 2001 we reduced the number of employees by approximately 25% and implemented several cost reduction initiatives. This reduced our expenses in the first quarter of 2002 versus the third quarter of 2001 by approximately $800,000. In addition, we further reduced the number of employees by approximately 15% in May of 2002. On January 3, 2002, we received proceeds of $3,395,000 from the issuance of a convertible promissory note and Warrant. Although we plan to increase revenues and continue reducing expenses, we believe we will require additional financing early in the third quarter of 2002 in order to fund planned operations for the remainder of 2002. We continue to seek short term financing and a longer term financing solution. We cannot assure that we will be able to increase our revenues, or that our expense reduction programs will be successful, or that additional financing will be available to us, or, if available, that the terms will be satisfactory to us. If we are not successful in reducing our expenses or raising additional capital, or if we do not achieve revenues at levels sufficient to generate operating income, we may not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

     At March 31, 2002 our long-term liquidity needs consisted principally of operating lease commitments related to facilities and office equipment and obligations related to the $3.5 million convertible promissory note as disclosed in Note 2 of the accompanying Notes to Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     (a)   Quantitative Information About Market Risk.

     Vertel's exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and investment risk. As of March 31, 2002, we had $3,588,000 of cash and cash equivalents with a weighted average variable rate of 1.63%, and no short-term investments. As of March 31, 2001, we had $6,329,000 of cash and cash equivalents and $3,000,000 of short-term investments with a weighted average variable rate of 4.81% and 5.09%, respectively.

     At March 31, 2002 we had long-term debt of $826,000 (see Note 2 of the accompanying Notes to Consolidated Financial Statements.) related to a promissory note payable to SDS Merchant Fund L.P. and no short-term debt. At March 31, 2001, we had no short or long-term debt.

     (b)   Qualitative Information About Market Risk

     While our consolidated financial statements are prepared in United States Dollars, a portion of our worldwide operations have a functional currency other than the United States Dollar. In particular, we maintain operations in Germany, Korea, the Netherlands, and Poland, where the functional currencies are: Euro, Won, Euro, and Zloty, respectively. Most of our revenues are denominated in the United States Dollar. Fluctuations in exchange rates may have a material adverse effect on our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, exchange fluctuations have not had a material impact on our earnings and we have not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. We do not have a policy relating to hedging. There can be no assurance that any hedging techniques implemented by us would be successful or that our results of operations will not be materially adversely affected by exchange rate fluctuations. Our foreign assets are not material.

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

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The exhibits required to be furnished are listed in the Exhibit List following this Report


(b)  REPORTS ON FORM 8-K

     On January 9, 2002, we filed a Current Report on Form 8-K in connection with our announcement of the completion of the sale of a $3,500,000 convertible promissory note to SDS Merchant Fund L.P.

     On February 8 2002, we filed a Current Report on Form 8-K in connection with reporting our year-end and fourth quarter 2001 financial results.

     On February 22, 2002, we filed a Current Report on Form 8-K in connection with our announcement that we had received notice from The Nasdaq Stock Market, Inc. that we had not met, for the last 30 trading days, the minimum bid price of $1.00 and that we intended to transition to The Nasdaq SmallCap market by May 15, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VERTEL CORPORATION

                               (Registrant)

Date: May 14, 2002             /s/   CRAIG S. SCOTT
                               -------------------------------------------
                               Craig S. Scott
                               Vice President, Finance and Administration,
                               Chief Financial Officer and Secretary
                               (Principal Financial Officer and Principal
                               Accounting Officer)

                                  EXHIBIT INDEX

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

3.1 Amended and Restated Articles of Incorporation of the Registrant (and 4.1) (incorporated by reference to Exhibit 3.3 of the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Commission File No. 000-19640).

3.2 Bylaws of the Registrant, as amended to date (incorporated by (and 4.2) reference to Exhibit 3.4 of the Registrant's Annual Report on Form
           10-K for the year ended December 27, 1997, Commission File No. 000-19640).

3.3 Certificate of amendment to Registrant's Articles of Incorporation, as (and 4.1) filed with the California Secretary of State on April 7, 1998, changing the Company's name to Vertel Corporation (incorporated by reference to Exhibit 3.5 of the Registrant's Current Report on Form 8-K dated April 7, 1998, Commission File No. 000-19640).

3.4 Preferred Shares Rights Agreement dated as of April 29, 1997 with (and 4.3) Chase Mellon Shareholder Services, LLC (incorporated by reference to
           Exhibit 1 of the Registrant's Registration Statement on Form 8-A filed on April 30, 1997, Commission File No. 000-19640).

4.4       Note and Warrant Purchase Agreement dated August 31, 2001 by and between Vertel Corporation and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated August 31, 2001, Commission File No. 000-19640).

4.5       Form of $3,500,000 Convertible Promissory Note dated August 31, 2001 by and between SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated August 31, 2001, Commission File No. 000-19640).

4.6       Warrant dated August 31, 2001 by and between Vertel Corporation and
           SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K dated August 31, 2001, Commission File No. 000-19640).

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

Number                                    Description

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

10.14     Employment Agreement between the Company and Tonia G. Graham dated
           July 5, 2000 (incorporated by reference to Exhibit 10.82 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 000-19640).

10.15     Employment Agreement between the Company and Craig S. Scott dated
           December 1, 2000 (incorporated by reference to Exhibit 10.83 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 000-19640).

Number                               Description

10.16     Employment Agreement between the Company and Alex Kuo dated May 30,
           2001 (incorporated by reference to Exhibit 10.85 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 000-19640).

10.17     Retention and Severance Agreement between the Company and Alex Kuo dated May 30, 2001 (incorporated by reference to Exhibit 10.86 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 000-19640).

10.18     Non-Competition and Non-Disclosure Agreement between the Company and Alex Kuo dated May 30, 2001 (incorporated by reference to
           Exhibit 10.87 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 000-19640).

10.19     Form of Indemnification Agreement with the Company's officers and directors (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-19640).

10.20     Employment Agreement between the Company and Marc E. Maassen dated
           October 11, 2001 (filed herewith).

10.21     Employment Agreement between the Company and Stephen J. McDaniel dated
           January 1, 2002 (filed herewith).

10.22     Employment Agreement between the Company and E. Carey Walters dated
           January 1, 2002 (filed herewith).

10.23     Employment Agreement between the Company and David J. Baumgarten dated
           February 1, 2002 (filed herewith).

11.1      Statement re: Computation of per share earnings (filed herewith).