Form 10-Q
period 2002-06-30
VERTEL CORP
filed 2002-08-14
CIK 880458

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    _________

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to _____ to _____.

                         Commission File Number 0-19640

                                   _________

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

                                 Yes [X] No [_]

As of August 12, 2002 there were 34,163,961 shares of common stock outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               VERTEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                     June 30,     December 31,
          ASSETS                                                                      2002           2001
                                                                                    ---------     ------------
Current assets:
     Cash and cash equivalents .......................................               $   714        $  2,851
     Trade accounts receivable (net of allowances of $461 as of
           June 30, 2002 and $487 as of December 31, 2001) ...........                 2,155           2,316
     Prepaid expenses and other current assets .......................                   577             221
                                                                                     -------        --------
          Total current assets .......................................                 3,446           5,388

Property and equipment, net ..........................................                   270             456
Investments ..........................................................                    15              75
Goodwill, net ........................................................                 3,751           8,546
Other assets .........................................................                   472             365
                                                                                     -------        --------
                                                                                     $ 7,954        $ 14,830
                                                                                     =======        ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................               $   327        $    439
     Accrued wages and related liabilities ...........................                   852           1,024
     Accrued restructuring expenses ..................................                    21             145
     Accrued taxes payable ...........................................                   397             374
     Other accrued liabilities .......................................                 1,198           1,340
     Accrued acquisition liabilities .................................                    25              31
     Deferred revenue ................................................                 1,114             933
     Warrant obligation ..............................................                    82              --
                                                                                     -------        --------
          Total current liabilities ..................................                 4,016           4,286
                                                                                     -------        --------

Convertible note payable, net of unamortized discount of $2,394.......                   776              --
                                                                                     -------        --------
          Total liabilities ..........................................                 4,792           4,286
                                                                                     -------        --------

Shareholders' equity:
     Preferred stock, par value $.01, 2,000,000 shares authorized;
          none issued and outstanding
     Common stock, par value $.01, 100,000,000 shares authorized;
          shares issued and outstanding: 2002, 34,055,371;
                  2001, 32,891,689 ...................................                   340             329
     Additional paid-in capital ......................................                95,519          93,105
     Accumulated deficit .............................................               (92,355)        (82,640)
     Accumulated other comprehensive loss ............................                  (342)           (250)
                                                                                     -------        --------
          Total shareholders' equity .................................                 3,162          10,544
                                                                                     -------        --------
                                                                                     $ 7,954        $ 14,830
                                                                                     =======        ========

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)

                                                              Three Month Period Ended                Six Month Period Ended
                                                              ------------------------                ----------------------
                                                             June 30,          June 30,              June 30,        June 30,
                                                               2002              2001                 2002              2001
                                                               ----              ----                 ----              ----
Net revenues:
   License ...........................................      $    990          $  2,079             $  2,249          $  3,415
   Service and other .................................         1,064             1,437                1,807             2,699
                                                            --------          --------             --------          --------
         Net revenues ................................         2,054             3,516                4,056             6,114
                                                            --------          --------             --------          --------
Cost of revenues:
   License ...........................................            24                50                   63               224
   Service and other .................................           892             1,853                1,931             3,625
                                                            --------          --------             --------          --------
        Total cost of revenues .......................           916             1,903                1,994             3,849
                                                            --------          --------             --------          --------

Gross profit .........................................         1,138             1,613                2,062             2,265
                                                            --------          --------             --------          --------

Operating expenses:
   Research and development ..........................         1,300               897                2,589             1,757
   Sales and marketing ...............................         1,424             1,521                2,697             3,303
   General and administrative ........................           960               835                1,751             1,718
   Goodwill amortization .............................             -               361                    -               599
   Goodwill impairment ...............................         4,795                 -                4,795                 -
                                                            --------          --------             --------          --------
        Total operating expenses .....................         8,479             3,614               11,832             7,377
                                                            --------          --------             --------          --------

Operating loss .......................................        (7,341)           (2,001)              (9,770)           (5,112)
Other income, net ....................................            52               121                   99               295
                                                            --------          --------             --------          --------
Loss before provision for income taxes ...............        (7,289)           (1,880)              (9,671)           (4,817)
Provision (benefit) for income taxes .................            21                 4                   44               (82)
                                                            --------          --------             --------          --------
Net loss .............................................        (7,310)           (1,884)              (9,715)           (4,735)
Other comprehensive loss .............................           (54)              (57)                 (92)             (230)
                                                            --------          --------             --------          --------
Comprehensive loss ...................................      $ (7,364)         $ (1,941)            $ (9,807)         $ (4,965)
                                                            ========          ========             ========          ========

Basic and diluted net loss per common share ..........        ($0.22)           ($0.06)              ($0.29)           ($0.16)
                                                            ========          ========             ========          ========

Weighted average shares outstanding
used in net loss per common share
calculations - basic and diluted                              33,772            29,912               33,451            29,133
                                                            ========          ========             ========          ========

  See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Six Month Period Ended
                                                                           ----------------------
                                                                        June 30,             June 30,
                                                                          2002                 2001
                                                                          ----                 ----
Cash flows from operating activities:
      Net loss ......................................................  $ (9,715)             $ (4,735)
      Adjustments to reconcile net loss to net cash
           used for operating activities:
           Depreciation and amortization ............................       279                 1,222
           Goodwill impairment ......................................     4,795                     -
           Provision for returns and bad debts ......................         -                     7
           Change in fair value of Warrant obligation ...............      (347)                    -
           Non cash interest ........................................       326                     -
           Changes in operating assets and liabilities ..............      (637)               (1,035)
                                                                       --------              --------
           Net cash used for operating activities ...................    (5,299)               (4,541)
                                                                       --------              --------

Cash flows from investing activities:
        Net sales (purchases) of short-term investments .............         -                (1,904)
        Purchases of property and equipment .........................       (94)                 (207)
        Cash acquired in business acquisition, net of cash paid .....         -                    69
        Change in other assets ......................................      (107)                  118
                                                                       --------              --------
             Net cash used for investing activities .................      (201)               (1,924)
                                                                       --------              --------

Cash flows from financing activities:
        Proceeds from issuance of common stock ......................         -                   113
        Proceeds from sale of convertible promissory note and Warrant     3,395                     -
        Payments on capital lease obligations and short-term debt ...         -                  (300)
                                                                       --------              --------

            Net cash provided by (used for) financing activities ....     3,395                  (187)
                                                                       --------              --------

Effect of exchange rate changes on cash .............................       (32)                    1
                                                                       --------              --------

Net decrease in cash and cash equivalents ...........................    (2,137)               (6,651)

Cash and cash equivalents, beginning of period ......................     2,851                10,827
                                                                       --------              --------

Cash and cash equivalents, end of period ............................  $    714              $  4,176
                                                                       ========              ========

          See accompanying notes to consolidated financial statements.

                               VERTEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     Our consolidated financial statements include the accounts of our subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows.

     We suggest that our consolidated financial statements and the accompanying notes be read in conjunction with our audited consolidated financial statements and the accompanying notes for the year ended December 31, 2001 included in our Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of results that may be expected for the full year.

     Effective May 23, 2002, our common stock began trading on The Nasdaq SmallCap Market(SM). Prior to that date, our common stock traded on The Nasdaq National Market (R). As of May 23, 2002, we met all of the continued inclusion criteria for The Nasdaq SmallCap Market, except for the minimum $1.00 bid price per share requirement set forth in Marketplace Rule 4310(c)(4). Nasdaq granted us an extension until August 13, 2002 to regain compliance with the $1.00 minimum bid price requirement. Additionaly, because one of our independent directors resigned on May 23, 2002 we no longer met the requirement to have three independent directors on our audit committee. Nasdaq granted us an extension until August 19, 2002 to add additional independent directors to our Board of Directors to meet the audit committee requirement. We have not met the ten consecutive trading days $1.00 minimum bid requirement. We have not regained compliance with the $1.00 minimum bid requirement. However, we do expect to meet the audit committee requirement by Nasdaq's deadline. As a result, The Nasdaq Stock Market, Inc. will now evaluate whether to grant us an additional grace period of up to 180 days to regain compliance with the $1.00 minimum bid requirement. Generally, we would be granted such an extension under our circumstances. However, because of our non-cash charge for goodwill impairment recorded by us for the second fiscal quarter of 2002 (see Note 3), our Shareholders' Equity does not satisfy the initial listing requirement for The Nasdaq SmallCap Market. Nasdaq has indicated that they would be looking at the SmallCap initial listing requirements when evaluating granting whether to grant us the additional 180-day grace period to regain compliance with the $1.00 minimum bid price rule. On August 14, 2002, we received a Nasdaq Staff Determination letter indicating that we fail to comply with the minimum bid price requirements. As a result Nasdaq indicated that our shares are subject to delisting on August 22, 2002. We are currently evaluating our options, including appealing Nasdaq's determination. If we appeal the delisting determination and our appeal is unsuccessful, or if we choose not to appeal, our common stock would be delisted from The Nasdaq SmallCap Market and we may be unable to have our common stock listed or quoted on any other organized market. Even if our common stock is quoted or listed on another organized market, an active trading market may not develop.

     We have reported operating losses from continuing operations for each of the most recent five fiscal years. For the six months ended June 30, 2002 we reported operating losses of $9,770,000, which includes a goodwill impairment charge of $4,795,000, and negative cash flows from operations of $5,299,000. As of June 30, 2002 we had an accumulated deficit of $92,355,000 and negative working capital of $570,000, which includes cash of $714,000. During the first quarter of 2002, we received net proceeds of approximately $3,395,000 from the sale of a convertible promissory note and the issuance of a common stock warrant (See Note 4). Substantially all of the proceeds from this transaction were used by us during the six months ended June 30, 2002. On August 13, 2002, we received net proceeds of approximately $1.4 million from the sale of a second convertible promissory note and the issuance of another common stock warrant (See Note 7). These conditions raise substantial doubt about our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. Our plans to overcome these conditions include increasing revenues, reducing expenses and raising additional equity capital. In the first half of 2002, we added additional sales personnel with the intention of increasing revenues. Since the beginning of the year through August 13, 2002, we have reduced the total number of employees by approximately 40% and implemented other cost reduction initiatives. We continue to look for cost reduction opportunities and we expect to enter the fourth quarter of 2002 with a quarterly cash expense burn rate of approximately $3 million. Although we plan to increase revenues and continue reducing expenses, we believe it is likely we may require additional financing in the fourth quarter of 2002 in order to fund planned operations for the remainder of 2002 and 2003. We continue to seek short term financing and a longer term financing solution. We cannot assure that we will be able to increase our revenues, or that our expense reduction programs will be successful, or that additional financing will be available to us, or, if available, on terms that will be satisfactory to us. If we are not successful in reducing our expenses or raising sufficient additional capital, or if we do not achieve revenues at levels sufficient to generate operating income, we may not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

2.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. The application of SFAS No. 141 did not affect any of our previously reported amounts included in goodwill. SFAS No. 142 eliminates goodwill amortization and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption, as well as subsequent evaluations on an annual basis, and

                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

more frequently if circumstances indicate a possible impairment. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment test during our fourth quarter. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any.

     As described in Note 6, we currently operate in one reportable segment, which is also our only reporting unit for purposes of SFAS No. 142. Since we have only one reporting unit, all of our goodwill has been assigned to our enterprise as a whole. We estimated the fair value of our enterprise upon adoption of SFAS No. 142 on January 1, 2002 to be its market capitalization, based on the closing share prices quoted on The Nasdaq National Market. Since our market capitalization of approximately $22,038,000 as of January 1, 2002 exceeded the $10,544,000 carrying value of our enterprise on that date we concluded goodwill did not appear impaired and that the second step of the impairment test prescribed by SFAS No. 142 was not required to be performed. However, our market capitalization fell below the carrying value of our enterprise in the second quarter of 2002. As a result of these changed circumstances, we re-evaluated goodwill for impairment and determined that as of June 30, 2002, goodwill was impaired (see Note 3).

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

3.   Goodwill

     Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to the assets acquired and liabilities assumed. Goodwill of $4,742,000 and $7,320,000 arose from the acquisitions of Expersoft Corporation in March 1999 and the acquisition of the assets from Trigon Technology Group ("Trigon") in May 2001. Prior to adoption of SFAS No. 141 and SFAS No. 142 (see Note 2) we accounted for business combinations in accordance with Accounting Principles Board opinion No. 16, "Business Combinations" and amortized the goodwill arising from these acquisitions using the straight-line method over the assets' estimated useful lives of five years.

     As described in Note 6, we currently operate in one reportable segment, which is also our only reporting unit for purposes of SFAS No. 142. Since we have only one reporting unit, all of our goodwill has been assigned to our enterprise as a whole.

     SFAS No. 142 requires, however, we test goodwill for impairment if circumstances indicate a possible impairment. During the six months ended June 30, 2002, the telecommunications sector continued to be adversely impacted by the worst economic environment the U.S. economy has experienced in the last decade. The market price of our common stock, and consequently our market capitalization, declined steadily during the quarter ended March 31, 2002. Although our market capitalization approximated our carrying value as of March 31, 2002, during the quarter ended June 30, 2002 it declined further. We believe these circumstances indicated goodwill might be impaired as of June 30, 2002. We have completed the first and second steps of the impairment test prescribed by SFAS No. 142 and determined that as of June 30, 2002 goodwill was impaired. As a result, during the quarter ended June 30, 2002 we recorded a goodwill impairment charge of $4,795,000. We engaged a third-party valuation consultant to assist us in determining the amount of the impairment charge. The primary method used to determine fair values for SFAS No. 142 impairment purposes was the discounted cash flow method. The discounted cash flow method resulted in a fair value of our enterprise that approximated our market capitalization as of June 30, 2002.

                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The changes in the carrying amount of goodwill for the year ended December 31, 2001 and the six months ended June 30, 2002 are as follows (in thousands):

     Balance, January 1, 2001 ..............    $  3,034
     Goodwill acquired from Trigon .........       7,320
     Amortization ..........................      (1,808)
                                                --------
     Balance, December 31, 2001 ............       8,546
     Impairment charge .....................      (4,795)
                                                --------
     Balance, June 30, 2002 ................    $  3,751
                                                ========

     The following table summarizes the impact on our statement of operations had we not recorded goodwill amortization during the quarter ended and six months ended June 30, 2001, as would have been the case if the provisions of SFAS No. 142 had been in effect:

                                                       Three Month         Six Month
                                                       Period Ended      Period Ended
                                                         June 30,          June 30,
                                                           2001              2001
                                                     ---------------   ----------------
Reported net loss:
            Net loss, as reported ..............      $ (1,884,000)     $  (4,735,000)
            Add back; goodwill amortization ....           361,000            599,000
                                                     ---------------   ----------------
            Net loss, as adjusted ..............      $ (1,523,000)     $  (4,136,000)
                                                     ===============   ================

Basic and diluted earnings per share:
            Net loss per share, as reported ....      $      (0.06)     $      (0.16)

            Goodwill amortization ..............               .01              0.02
                                                     ---------------   ----------------
            Net loss per share, as adjusted ....      $      (0.05)     $      (0.14)
                                                     ===============   ================

4.   Financing Transaction

     On January 3, 2002, in connection with a Note and Warrant Purchase Agreement with SDS Merchant Fund, L.P. ("SDS"), we received net proceeds of approximately $3,395,000, after payment of a $105,000 commission, from the sale of a $3,500,000 three-year, 6% convertible promissory note (the "Note") to SDS and issued SDS a Warrant initially exercisable into 800,000 shares of our common stock at an initial exercise price of $0.9988 per share (the "Warrant"). The total costs incurred in connection with the financing transaction amounted to $216,160, excluding the commission of $105,000, and consisted of professional fees and SEC registration fees. These costs are being amortized on a straight-line basis to expense over the 36-month term of the Note.

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

     The Warrant exercise price will be adjusted on August 31, 2002 and February 28, 2003 to an amount equal to 120% of the per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to such adjustment date, provided that such amounts do not exceed the initial exercise price. On January 3, 2002, the transaction commitment date, the fair value of the Warrant, which expires in five years, was estimated at $505,000 using the Black-Scholes option-pricing model and the following assumptions; a risk-free interest rate of 4.4%, expected volatility of 199%, and expected dividends of zero.

     In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," we allocated the net proceeds of $3,395,000 to the Note and the Warrant based on their relative fair

                               VERTEL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

values of $3,500,000 for the Note and $505,000 for the Warrant. A discount on the Note of $533,084 and a discount on the Warrant of $76,916 resulted from the fair value allocation. On January 3, 2002, the transaction commitment date, the Note was convertible into 7,777,778 shares of our common stock with a fair value of $5,055,556, or $0.65 per share, based on the closing market price of our common stock on The Nasdaq National Market. We determined that the conversion feature of the Note was beneficial to its holder in the amount of $2,088,600, which is equal to the difference between the $5,055,556 fair value of the shares into which the Note was convertible and the $2,966,916 of net proceeds allocated to the Note in the manner previously described. The principal amount of the Note of $3,500,000 was recorded as a long-term liability, net of a $2,621,684 discount, which consisted of the $533,084 discount resulting from the fair value allocation and the $2,088,600 discount resulting from the beneficial conversion feature. We also credited the beneficial conversion feature of $2,088,600 to additional paid-in capital. The total discount on the Note of $2,621,684, which is being amortized to interest expense over the 36-month term of the Note using the effective interest method, may be subject to downward adjustments to the extent partial conversions of the Note occur. These adjustments, if required, would reduce the carrying value of the discount and increase additional paid-in capital. For the six months ended June 30, 2002, $330,000 of the outstanding principal balance of the Note was converted into 1,163,682 shares of our common stock. The amount of the adjustment required to be made to the carrying value of the discount on the Note was not significant. As of June 30, 2002, the remaining Note principal of $3,170,000 is reported net of the unamortized discount of approximately $2,394,000.


     We are required by the listing rules of Nasdaq to obtain shareholder approval before issuing securities representing 20% or more of our outstanding listed securities. As of and subsequent to June 30, 2002 the market price of our common stock has been such that would result in the issuance of more than 20% of our outstanding common stock if the holder of the Note and Warrant desires to convert all of the Note into and exercise the Warrant. If the Note and Warrant holder does express its desire to convert and exercise the Note and Warrant, we have agreed that we will use our best efforts to hold a special shareholders meeting to seek shareholder approval of the issuance of the shares of common stock. Failure to obtain such shareholder approval could result in our being required to pay cash to the holder of the Note and Warrant in an amount equal to the fair market value of the shares exceeding 20% of our then-outstanding common stock. Failure to obtain such shareholder approval could also cause our default under our agreement with the holder of the Note and Warrant. If we default on that agreement the outstanding balance under the Note will be accelerated and an indeterminate amount of damages could be assessed against us for each day that we are in default.

     Emerging Issues Task Force (EITF) No. 00-19, "Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company's Own Stock", requires that we initially classify the Warrant as a liability since the foregoing provisions of our agreement with the holder of the Note and Warrant could require us to pay cash to settle the Warrant contract. Accordingly, we recorded the fair value of the Warrant of $428,084, net of the $76,916 discount arising from the allocation of the net proceeds to the Note and Warrant as previously described, as a Warrant obligation on January 3, 2002, the transaction commitment date. EITF No. 00-19 requires that we adjust the carrying value of the Warrant obligation to its fair value on each reporting date. As of June 30, 2002, the fair value of the Warrant was estimated at $82,000 using the Black-Scholes option-pricing model and the following assumptions; a risk-free interest rate of 4.4%, expected volatility of 199%, and expected dividends of zero. The decrease in the Warrant fair value from January 3, 2002 to June 30, 2002 of approximately $347,000 was reflected as other income.

     A significant component of the Black-Scholes model is the fair market value per share of our common stock. If the fair market value of our common stock increases the fair value of the Warrant obligation would likely increase, resulting in a charge to other expense. If the fair market value of our common stock decreases the fair value of the Warrant obligation would likely decrease, resulting in other income, as was the case for the first and second quarters of 2002. For example, if the fair market value of our common stock on June 30, 2002 was $1.00 per share, the fair value of the Warrant obligation determined using the Black-Scholes model, assuming all other variables remain constant, would hypothetically have been approximately $781,000, resulting in a charge of approximately $353,000 to other expense for the second quarter of 2002. Conversely, if the fair market value of our common stock on June 30, 2002 was $0.05 per share, the fair value of the Warrant obligation determined using the Black-Scholes Model, assuming all other variables remain constant, would hypothetically have been approximately $152,000, resulting in other income of approximately $276,000 for the second quarter of 2002. Given the volatility of our stock price, we cannot predict the impact fluctuations in the fair market value of our stock price may have on our consolidated statement of operations for any future period.

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

5.   Statement of Cash Flows

     Decreases in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

                                                                       Six Month Period Ended
                                                                       ----------------------
                                                                       June 30,      June 30,
                                                                         2002          2001
                                                                         ----          ----
     Trade accounts receivable ...................................     $   161       $  (166)
     Prepaid expenses and other current assets ...................        (356)         (288)
     Accounts payable ............................................        (112)           18
     Accrued wages and related liabilities .......................        (172)         (160)
     Cash payments for restructuring expenses ....................        (124)           --
     Accrued taxes payable .......................................          23          (129)
     Other accrued liabilities ...................................        (238)         (163)
     Deferred revenue ............................................         181          (147)
                                                                       -------       -------
                                                                       $  (637)      $(1,035)
                                                                       =======       =======

6.   Segment Reporting

     Our chief operating decision maker, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is our chief executive officer. On October 11, 2001, we announced the hiring of a new chief executive officer. Our new chief executive officer makes decisions about resource allocation based on the organization as a whole. Accordingly, we now operate in one reporting segment. Prior to the first quarter of 2002, decisions made by our chief executive officer about allocating resources, which consist primarily of personnel, and compensation of key employees were made based on the operating results of two principal segments, license and service. Since we now operate in one reportable segment, restatement of prior period information is not necessary.

7.   Subsequent Event

     On August 13, 2002, in connection with a Note and Warrant Purchase Agreement with SDS Merchant Fund, L.P. we issued a $3.1 million, three-year, 8% convertible senior secured promissory note (the "Second Note") together with a five-year Warrant. The security interest also extends to an earlier $3,500,000 note (the "First Note") with SDS dated January 3, 2002 (see Note 4). Proceeds of $1,500,000 from the Second Note was used to reduce the balance outstanding on the First Note, $100,000 was used to repay a bridge loan from SDS and $60,000 was paid as a commission, leaving us with net proceeds of approximately $1.4 million, excluding professional fees. The Warrant is initially exercisable into 2,625,000 shares of our common stock at an exercise price of $0.20 per share. The Second Note and Warrant will be accounted for similarly to the First Note and Warrant as described in Note 4.

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

     Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to us and the markets we serve. Particular risks and uncertainties facing us at the present include our ability to raise additional capital, in particular the ability to secure additional financing to fund our operations for the remainder of 2002; the financial uncertainties associated with continuing losses; our ability, including the financial ability, to continue to invest in research and development necessary for the development of new and existing products that are required to increase revenues; the timely and successful development of existing and new markets; the severe impact that the slowdown in the U.S. economy has had on the telecommunications industry, forcing a number of service providers to cease operations, which has adversely impacted the revenues of our equipment manufacturer customers and, therefore, our revenues; the fact that some of our products are relatively new and, although we see developing market interest, it is difficult to predict sales of our newer products and the market may or may not ultimately adopt these technologies; the fact that our sales cycle is long for our products, making initial license sales and future royalties difficult to forecast; additional difficulty in predicting royalty revenue because that revenue is dependent on successful development and deployment by our customers of their products containing our software; fluctuation from quarter to quarter in revenue from our professional service unit as a result of a limited number of large consulting contracts; loss of key customer, partner or alliance relationships and the possibility that we may not be able to replace the loss of a significant customer; the dependence on a limited number of customers for a significant portion of our quarterly license revenues; size and timing of license fees closed during the quarter which may result in large swings in quarterly operating results and the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter, frequently in the last weeks or even days of a quarter, which further adds to the difficulty of forecasting, and our ability to control expenditures at a level consistent with revenues.

     Additionally, more general risk factors include the possible development and introduction of competitive products and new and alternative technologies by our competitors; the increasing sales and marketing costs of attracting new and retaining existing customers; pricing, currency and exchange risks; governmental and regulatory developments affecting us and our customers; the ability to identify, conclude, and integrate acquisitions on a timely basis; the ability to attract and/or retain essential technical or other personnel; political and economic uncertainties associated with conducting business on a worldwide basis. Readers are cautioned not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties referred to above, as well as others not now anticipated. Further risks inherent in our business are listed under "Risk Factors" in Part I, Item I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and Item 3 of our Registration Statement on Form S-3 SEC File No. 333-96639.

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

Background

     We are a telecommunications software and services solutions company. We derive revenue primarily from software license fees, royalties and services, including professional services, technical support and maintenance. Software license fees consist primarily of licenses of our software products. Our software license agreements generally do not provide for a right of return. We maintain reserves for returns and potential credit losses, neither of which has had a material effect on our results of operations or financial condition through June 30, 2002.

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

     Starting in 2000, and continuing through the second quarter of 2002, the economic environment in the U.S. deteriorated and has remained weak. The telecommunications sector has declined more significantly than the overall U.S. economy and telecommunications companies in Europe, and to a lesser extent in Asia, have also experienced downturns. These conditions adversely impacted us starting in the second half of 2000 and have continued to date. During this period a number of telecommunications service providers ceased operations or sought bankruptcy protection, which in turn impacted telecommunication equipment manufacturers, and their revenues generally declined. Equipment manufacturers have historically comprised a significant portion of our customer base, and many of our customers experienced significant revenue declines in the second half of 2000 that have continued. As a result, in 2000, 2001 and 2002, many of our major customers have announced multiple staff layoffs, closed or sold business units, and reduced purchases of development software and consulting services. Although our second quarter 2002 revenues improved compared to the first quarter of 2002, there is no industry consensus as to when the equipment manufacturers will see an economic recovery and, therefore, when they will acquire new development software, deploy products that include our software or need additional consulting services revenues. However, we believe that both license and service revenues will increase across 2002 as the economic conditions affecting the telecommunications sector, and revenues to equipment manufacturers improve. In addition, we believe that our newer product offerings, combined with our professional service competencies, can expand our customer base and enable us to enter additional markets such as network data mediation.

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

Critical Accounting Policies and Estimates

     The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

        Goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to the assets acquired and liabilities assumed. Goodwill of $4,742,000 and $7,320,000 arose from the acquisitions of Expersoft Corporation in March 1999 and the acquisition of the assets from Trigon Technology Group in May 2001. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which eliminates goodwill amortization and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. The impairment test required by SFAS No. 142 is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. As described in Note 6 of our Notes to Consolidated Financial Statements included in this quarterly report, we currently operate in one reportable segment, which is also our only reporting unit for purposes of SFAS No. 142. Since we have only one reporting unit, all of our goodwill has been assigned to our enterprise as a whole. We estimated the fair value of our enterprise upon adoption of SFAS No. 142 on January 1, 2002 to be its market capitalization, based on the closing share price quoted on The Nasdaq National Market. Since our market capitalization of approximately $22,038,000 as of January 1, 2002 exceeded the $10,544,000 carrying value of our enterprise on that date we concluded goodwill did not appear impaired and that the second step of the impairment test prescribed by SFAS No. 142 was not required to be performed.

        SFAS No. 142 requires, however, we test goodwill for impairment if circumstances indicate a possible impairment. During the six months ended June 30, 2002, the telecommunications sector continued to be adversely impacted by the worst economic environment the U.S. economy has experienced in the last decade. The market price of our common stock, and consequently our market capitalization, declined steadily during the quarter ended March 31, 2002. Although our market capitalization approximated our carrying value as of March 31, 2002, during the quarter ended June 30, 2002 it declined further. We believe these circumstances indicated goodwill might be impaired as of June 30, 2002. We have completed the first and second steps of the impairment test prescribed by SFAS No. 142 and determined that as of June 30, 2002 goodwill was impaired. As a result, during the quarter ended June 30, 2002 we recorded a goodwill impairment charge of $4,795,000. We engaged a third-party valuation consultant to assist us in determining the amount of the impairment charge. The primary method used to determine fair values for SFAS No. 142 impairment purposes was the discounted cash flow method. The discounted cash flow method resulted in a fair value of our enterprise that approximated our market capitalization.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

     Warrant Obligation. On January 3, 2002, in connection with a Note and Warrant Purchase Agreement with SDS, we issued SDS a warrant initially exercisable into 800,000 share of our common stock at an initial exercise price of $0.9988 per share. This financing transaction is more fully described in Note 4 of our Notes to Consolidated Financial Statements included in this quarterly report. EITF No. 00-19, "Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company's Own Stock", requires that we initially classify the warrant as a liability, since our agreement with SDS could require us to net-cash settle the warrant, and that we adjust the carrying value of the warrant obligation to its fair value on any given reporting date. The warrant obligation was recorded on January 3, 2002, the financing transaction commitment date, at its estimated fair value of $428,084, net of a $76,916 discount. As of June 30, 2002, the fair value of the warrant was estimated at $82,000. The decrease in the warrant fair value from January 3, 2002 to June 30, 2002 of approximately $347,000 was reflected as other income.

     The fair value of the warrant has been determined using the Black-Scholes option-pricing model. A significant component of the Black-Scholes model is the fair market value per share of our common stock. If the fair market value of our common stock increases the fair value of the warrant obligation would likely increase, resulting in a charge to other expense. If the fair market value of our common stock decreases the fair value of the warrant obligation would likely decrease, resulting in other income, as was the case for the first and second quarters of 2002. For example, if the fair market value of our common stock on June 30, 2002 was $1.00 per share, the fair value of the warrant obligation determined using the Black-Scholes model, assuming all other variables remain constant, would hypothetically have been approximately $781,000, resulting in a charge of approximately

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

$353,000 to other expense for the first six months of 2002. Conversely, if the fair market value of our common stock on June 30, 2002 was $0.05 per share, the fair value of the warrant obligation determined using the Black-Scholes model, assuming all other variables remain constant, would hypothetically have been approximately $36,000, resulting in other income of approximately $392,000 for the first six months of 2002. Given the volatility of our stock price, we cannot predict the impact fluctuations in the fair market value of our stock price may have on our consolidated statement of operations for any future period. We expect similar accounting for the warrants issued to SDS in connection with the Second Note, as described in Note 7 of our Notes to Consolidated Financial Statements included in this quarterly report.

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

Results of Operations

     Net Revenues. Net revenues decreased 42% to $2,054,000 for the three months ended June 30, 2002 (the "second quarter of 2002") compared to $3,516,000 for the three months ended June 30, 2001 (the "second quarter of 2001"), and decreased 34% to $4,056,000 for the six months ended June 30, 2002 (the "first half of 2002") compared to $6,114,000 for the six months ended June 30, 2001 (the "first half of 2001"). The decrease in both periods was due to lower license and service revenues. Sequentially, however, net revenues increased 3% from $2,002,000 for the three months ended March 31, 2002 (the "first quarter of 2002").

     Sales to customers outside the United States comprised approximately 44% and 29% of net revenues in the second quarter of 2002 and 2001, respectively and 42% and 45% for the first half of 2002 and 2001, respectively. We have historically reported a high percentage of sales to such customers and expect international sales to continue to be significant to our business. If the U.S. dollar strengthens significantly, we may not be able to remain competitive, or we may have to reduce our prices in international markets. In addition, competition and price pressure have increased both domestically and internationally for professional services projects as our competitors and customers have increasingly subcontracted for engineering services from lower cost countries such as China and India. As with domestic sales, our sales cycle is usually lengthy and results in quarterly fluctuations between geographic markets. Finally, any political or economic turmoil in our major Asian markets (China, Japan and Korea) could impact future sales in the affected area.

     For the second quarter of 2002, sales to Nokia and NEC America comprised approximately 13% and 11% of our net revenues, respectively. No single customer accounted for more than 10% of net revenues for the first half of 2002. For the second quarter of 2001, sales to Alcatel and Efficient Networks each comprised approximately 15% of our net revenues. Sales to Alcatel comprised approximately 16% of net revenues for the first half of 2001. At June 30, 2002, NEC America, Tekview Co., Ltd., Alcatel, and Nokia Corporation comprised 16%, 15%, 15% and 11% of accounts receivable, respectively. At June 30, 2001, Alcatel, Tekview Co., Ltd., and Efficient Networks comprised 21%, 15%, and 14% of accounts receivable, respectively.

     License. License revenues consist primarily of license fees and royalties derived from software products. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists and the underlying software products have been delivered. Most of our customer contracts contain multiple software products or other elements, such as maintenance and professional services. We typically deliver all software products included in a multiple element contract shortly after the contract is executed, with any service elements, such as maintenance or professional services being provided to our customers over a period of time, generally less than twelve months. We generally do not sell our software products separately and therefore cannot readily determine their fair values. We do sell maintenance, in the form of maintenance renewals, and professional services separately and have vendor specific objective evidence (VSOE) of their fair values. Therefore, most of our customer contracts are accounted for using the residual method, which requires us to defer the fair value of undelivered elements (e.g. maintenance or professional services) and recognize as revenue the residual value of the customer contract. If a multiple element contract includes an undelivered element for which we do not have VSOE of fair value, we defer the entire contract value until

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

either the element is delivered or VSOE of its fair value is determined. If the undelivered element of a multiple element contract is a service element, such as maintenance or professional services, and we do not have VSOE of its fair value, we recognize the entire contract value as revenue ratably over the term of the service element. We recognize royalty revenues when reported by the customer for non-license key controlled agreements, when the run-time license is shipped for license key controlled agreements, or when a customer pays royalties in advance on a non-refundable, non-cancelable basis.

     Historically license revenues have accounted for a substantial portion of total revenue. License revenues decreased 52% to $990,000 during the second quarter of 2002 from $2,079,000 during the second quarter of 2001, as a result of lower licensing revenues across all products. License revenues decreased 34% to $2,249,000 during the first half of 2002 from $3,415,000 during the first half of 2001, primarily due to lower Telecommunications Management Network (TMN) license and royalty revenues. While we expect TMN royalty revenues to increase as the economy improves for telecommunication equipment manufacturers, TMN revenues will continue to decline as a percentage of our license revenues. Although TMN is an international standard, it has not been widely adopted in the United States and our TMN sales are primarily in Asia. Over time, we expect that our TMN revenues will be replaced by mediation license revenues.

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

     Service and other revenues decreased 26% to $1,064,000 during the second quarter of 2002 from $1,437,000 during the second quarter of 2001. The decrease was primarily the result of lower professional service revenues ($315,000) due to fewer and smaller projects and lower maintenance revenues due to non-renewal of maintenance agreements, primarily on legacy products ($96,000). Service and other revenues decreased 33% to $1,807,000 during the first half of 2002 from $2,699,000 during the first half of 2001. The decrease was also primarily the result of lower professional service revenues ($629,000) due to fewer and smaller projects and lower maintenance revenues due to non-renewal of maintenance agreements, primarily on legacy products ($301,000).

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

     Cost of Revenues--License. Cost of license revenues consists primarily of royalty fees paid for third party software incorporated in our products, the cost of reproduction of our software and the user documentation, and delivery of software. Cost of license revenues decreased 52% in the second quarter of 2002 to $24,000, or 2.4% of license revenue. The decrease was due primarily to lower license revenues from software products that included royalty-bearing third party software components for which we in turn would owe a royalty as well as a reduction in staff in our manufacturing department. The second quarter of 2001 cost of license revenues was $50,000 or 2.4% of license revenues. Cost of license revenues was $63,000 and $224,000 for the first half of 2002 and 2001, respectively, representing 2.8% and 6.6%, respectively. For the remainder of 2002, third party software fees could fluctuate if the product sales mix changes for existing products and could increase if we sell products that incorporate third party software.

     Cost of Revenues--Service and other. Cost of service and other revenues consists primarily of costs associated with performing professional consulting services, software maintenance and customer technical support such as telephone support, training services and non-recurring engineering services. In the second quarter of 2001 these costs included approximately $533,000 related to TicketExchange, which was formerly known as WebResolve. Cost of service revenues was $892,000 and $1,853,000 for the second quarters of 2002 and 2001, respectively, representing 84% and 129 % of service revenues, respectively. For the first half of 2002 and 2001, cost of services was $1,931,000 and $3,625,000, respectively, representing 107% and 134% of cost of service revenues respectively. The decrease in cost of service revenues in 2002 was the result of staff reductions in our professional services organization, the repositioning of TicketExchange from a hosted service to a product license, as well as the redeployment of certain engineering personnel from our professional service organization to research and development. We anticipate that our cost of service revenues for the remainder of 2002 will be marginally lower. However, to the extent that new consulting service contracts do not materialize, our future profit margins from services would be adversely impacted.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

     Research and Development. The major components of research and development (R&D) expenses are engineering salaries, employee benefits and associated overhead, fees to outside contractors, cost of facilities and depreciation of capital equipment, which consists primarily of computer and test equipment. In some cases, customers reimburse R&D costs for non-recurring engineering projects.

     We have historically made significant investments in research and development. Our R&D expenditures are now concentrated in mediation software, which is designed for the integration of telecom Operation Support Systems and the underlying network equipment management systems, and in related applications. Total R&D expenses increased 45% to $1,300,000 in the second quarter of 2002 from $897,000 in the second quarter of 2001. Total R&D expenses increased 47% to $2,589,000 in the first half of 2002 from $1,757,000 in the first half of 2001. The increase in R&D expenses for the quarter was primarily the result of higher payroll and related facilities costs ($383,000) and travel expenses ($21,000) due to the addition of the R&D organization from Trigon Technology Group on May 30, 2001 and the redeployment of certain engineering personnel from our professional services organization to R&D in the first quarter of 2002. The increase in R&D expenses for the first half was also primarily the result of higher payroll and related facilities costs ($777,000) and travel expenses ($53,000) due to the addition of the R&D organization from Trigon Technology Group on May 30, 2001 and the redeployment of certain engineering personnel from our professional services organization to R&D in the first quarter of 2002. We expect our R&D costs to be lower for the remainder of 2002 due to reductions in personnel in May and August 2002. Lower net revenues in future quarters could force us to reduce expenditures in future periods, which could result in delays in development of new products and/or product enhancements, which could further reduce net revenues.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and associated costs related to selling and marketing our products and services, including trade shows and other promotional costs. We believe that substantial sales and marketing expenditures are essential to developing opportunities for revenue growth and sustaining our competitive position. Sales and marketing expenses in the second quarter of 2002 were $1,424,000, or 6.4% lower than the $1,521,000 incurred in the second quarter of 2001, lower third party commissions ($78,000), and reduced marketing and public relations activity in the form of trade shows, advertising and consultants ($71,000), which was partially offset by higher travel expenses ($44,000). Sales and marketing expenses in the first half of 2002 were $2,697,000, or 18.3% lower than the $3,303,000 incurred in the first half of 2001. The decrease was primarily due to lower third party commissions ($235,000), lower payroll, commission and related facility costs ($277,000), reduced marketing and public relations activity in the form of trade shows and advertising ($115,000), and lower recruiting expenses ($31,000), which were partially offset by higher travel expenses ($118,000). As a percentage of revenues, sales and marketing expenses increased in the second quarter of 2002 to 69.2% from 43.3% in the second quarter of 2001 and increased to 66.5% in the first half of 2002 as compared to 54.0% in the first half of 2001, primarily due to the lower revenues.

     We expect our sales and marketing expenses to continue at the same level for the remainder of 2002 as we have largely completed our restructuring of our sales staff to take advantage of additional market opportunities, such as new geographical regions where we have not previously done business and new sales channels. However, lower net revenues in future quarters could force us to reduce expenditures in future periods, which could limit our ability to capitalize on market opportunities.

     General and Administrative. General and administrative expenses consist primarily of salaries, employee benefits and other related expenses of administrative, executive and financial personnel as well as professional fees and investor relations costs. General and administrative expenses increased by 15.0% to $960,000 in the second quarter of 2002 from $835,000 in the second quarter of 2001 primarily due to increased consulting expenses and professional fees related to strategic initiatives ($206,000), which were partially offset by lower payroll expenses ($40,000) and lower travel expenses ($28,000). General and administrative expenses increased by 1.9% to $1,751,000 in the first half of 2002 from $1,718,000 in the first half of 2001. The increase in the first half is primarily due to increased consulting expenses and professional fees as described above ($216,000), which were partially offset by lower payroll expenses and related facility costs ($102,000), lower board of directors fees ($50,000) and lower travel expenses ($37,000). We anticipate that general and administrative expenses will be lower for the remainder of 2002 due to cost reducing measures and staff reductions.

     Goodwill Amortization. Goodwill amortization was discontinued in 2002 as a result of our required adoption on January 1, 2002 of SFAS No. 142 (See Note 2 to the Notes to Consolidated Financial Statements included in this quarterly report). However, we recognized $361,000 of goodwill amortization during the second quarter of 2001 and $599,000 in the first half of 2001. Had we not recorded goodwill amortization during the second quarter of 2001 and first half of 2001, as would have been the case if the provisions of SFAS No. 142 had been in effect, pro forma net loss would have been $1,523,000 and $4,136,000, respectively and pro forma basic and diluted net loss per common share would have been $0.05 and $0.14, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

     Goodwill Impairment. We incurred a non-cash charge of $4,795,000 in the second quarter of 2002 related to the impairment of goodwill according to the provisions of SFAS No. 142. (See Note 3 to the Notes to Consolidated Financial Statements included in this quarterly report).

     Operating Loss. We incurred losses from operations of $7,341,000 in the second quarter of 2002, including a charge of $4,795,000 for goodwill impairment, and $2,001,000 in the second quarter of 2001. The increased loss from operations was primarily due to the goodwill impairment, lower revenues and increased research and development and general and administration expenses as discussed above, although this was partially offset by lower cost of revenues, lower sales and marketing expenses and the elimination of goodwill amortization. Operating loss for the first half of 2002 was $9,770,000 as compared to $5,112,000 in the first half of 2001. The increased loss from operations was primarily due to the goodwill impairment, lower revenues and increased research and development and general and administration expenses as discussed above, although this was partially offset by lower cost of revenues, lower sales and marketing and the elimination of goodwill amortization.

     Other Income, Net. In the second quarter of 2002, other income, net consisted primarily of interest income ($7,000), net sublease income ($25,000) and a non-cash gain ($187,000) based on the change in the fair value of the Warrant obligation arising from the issuance of a convertible promissory note and Warrant as described in Note 4 of our Notes to Consolidated Financial Statements included in this quarterly report. These items were partially offset by non-cash interest expense related to the convertible promissory note ($48,000) and the amortization of an imputed discount related to the convertible promissory note ($120,000). For the first half of 2002, other income, net consisted primarily of interest income ($28,000), net sublease income ($50,000) and a non-cash gain ($347,000) based on the change in the fair value of the Warrant obligation arising from the issuance of a convertible promissory note and Warrant. These items were partially offset by non-cash interest expense related to the convertible promissory note ($97,000) and the amortization of an imputed discount related to the convertible promissory note ($227,000). In the second quarter of 2001, other income, net of $121,000 consisted primarily of interest income ($95,000) and net sublease income ($26,000). For the first half of 2001, other income, net of $295,000 consisted primarily of interest income ($238,000) and net sub-lease income ($52,000).

     Income Tax (Provision) Benefit. We recorded a provision for income taxes of $21,000 in the second quarter of 2002 compared to a provision of $4,000 in the second quarter of 2001. The provision in 2002 and 2001 was due primarily to a provision for foreign taxes. For the first half of 2002 we recorded a tax provision of $44,000 as compared to a benefit of $82,000 in the first half of 2001. The benefit in 2001 was due to the expiration of certain tax contingencies ($113,000). The income tax provisions are primarily for non-U.S. taxes as we anticipate utilizing net operating losses to offset any pre-tax income.

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2002 decreased to $714,000 from $2,851,000 at December 31, 2001. The decrease in cash was primarily due to cash used in operations of $5,299,000, which was partially offset by cash proceeds of $3,395,000 from the issuance of a convertible promissory note and Warrant to SDS.

     Net cash used for operating activities during the first half of 2002 was $5,299,000 compared to $4,541,000 used for operating activities in the first half of 2001. The negative cash flow from operations in the first half of 2002 was primarily the result of the net loss ($9,715,000), an increase in prepaid expenses due to the timing of insurance payments ($356,000), cash payments for restructuring expenses ($124,000) and a decrease in accrued liabilities ($238,000). These amounts were partially offset by an increase in deferred revenue ($181,000) and the non-cash items of interest ($323,000), goodwill impairment ($4,795,000) and depreciation ($279,000), which in turn were partially offset by a decrease in the fair value of the Warrant obligation ($347,000).

     Net cash used for investing activities was $201,000 in the first half of 2002 compared to $1,924,000 used in the first half of 2001. Net cash used for investing in 2002 resulted from purchases of property and equipment ($94,000) and an increase in other assets ($107,000).

     Net cash provided by financing activities was $3,395,000 in the first half of 2002 compared to $187,000 provided in the first half of 2001. Net cash provided by financing was derived from the proceeds from the issuance of a convertible promissory note and Warrant to SDS in January 2002.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

     Effective May 23, 2002, our common stock began trading on The Nasdaq SmallCap Market (sm). Prior to that date, our common stock traded on The Nasdaq National Market (R). As of May 23, 2002, we met all of the continued inclusion criteria for The Nasdaq SmallCap Market, except for the minimum $1.00 bid price per share requirement set forth in Marketplace Rule 4310(c)(4). Nasdaq granted us an extension until August 13, 2002 to regain compliance with the $1.00 minimum bid price requirement. Additionally, because one of our independent directors resigned on May 23, 2002 we no longer met the requirement to have three independent directors on our audit committee. Nasdaq granted us an extension until August 19, 2002 to add additional independent directors to our Board of Directors to meet the audit committee requirement. We have not regained compliance with the $1.00 minimum bid requirement. However, we do expect to meet the audit committee requirement by Nasdaq's deadline. As a result, The Nasdaq Stock Market, Inc. will now evaluate whether to grant us an additional grace period of up to 180 days to regain compliance with the $1.00 minimum bid requirement. Generally, we would be granted such an extension under our circumstances. However, because of the non-cash charge for goodwill impairment recorded by us in the second fiscal quarter of 2002 (see Note 3 to the Notes to Consolidated Financial Statements included in this quarterly report), our Shareholders' Equity does not satisfy the initial listing requirement for The Nasdaq SmallCap Market. Nasdaq has indicated that they would be looking at the SmallCap initial listing requirements when evaluating whether to grant us the additional 180-day grace period to regain compliance with the $1.00 minimum bid price rule. On August 14, 2002, we received a Nasdaq Staff Determination letter indicating that we fail to comply with the minimum bid price requirements. As a result Nasdaq indicated that our shares are subject to delisting on August 22, 2002. We are currently evaluating our options, including appealing Nasdaq's determination. If we appeal the delisting determination and our appeal is unsuccessful, or if we choose not to appeal , our common stock would be delisted from The Nasdaq SmallCap Market and we may be unable to have our common stock listed or quoted on any other organized market. Even if our common stock is quoted or listed on another organized market, an active trading market may not develop.

     We have reported operating losses from continuing operations for each of the most recent five fiscal years. For the six months ended June 30, 2002 we reported operating losses of $9,770,000, which includes a goodwill impairment charge of $4,795,000, and negative cash flows from operations of $5,299,000. As of June 30, 2002, we had an accumulated deficit of $92,355,000 and negative working capital of $570,000, which includes cash of $714,000. During the first quarter of 2002, we received net proceeds of approximately $3,395,000 from the sale of a convertible promissory note and the issuance of a common stock warrant (See Note 4 to the Notes to Consolidated Financial Statements included in this quarterly report). Substantially all of the proceeds from this transaction were used by us during the six months ended June 30, 2002. On August 13, 2002, we received net proceeds of approximately $1.4 million from the sale of a second convertible promissory note and the issuance of another common stock warrant (See Note 7 to the Notes to Consolidated Financial Statements included in this quarterly report). These conditions raise substantial doubt about our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. Our plans to overcome these conditions include increasing revenues, reducing expenses and raising additional equity capital. In the first half of 2002, we added additional sales personnel with the intention of increasing revenues. Since the beginning of the year through August 13, 2002, we have reduced the total number of employees by approximately 40% and implemented other cost reduction initiatives. We continue to look for cost reduction opportunities and we expect to enter the fourth quarter of 2002 with a quarterly cash expense burn rate of approximately $3 million. Although we plan to increase revenues and continue reducing expenses, we believe it is likely we may require additional financing in the fourth quarter of 2002 in order to fund planned operations for the remainder of 2002 and 2003. We continue to seek short term financing and a longer term financing solution. We cannot assure that we will be able to increase our revenues, or that our expense reduction programs will be successful, or that additional financing will be available to us, or, if available, on terms that will be satisfactory to us. If we are not successful in reducing our expenses or raising sufficient additional capital, or if we do not achieve revenues at levels sufficient to generate operating income, we may not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

     As of August 13, 2002, our long-term liquidity needs consist of obligations under convertible promissory notes and operating lease commitments related to facilities and office equipment. As of June 30, 2002, we had $3,170,000 of debt outstanding in the form of a convertible promissory note payable (the "First Note") to SDS Merchant Fund, L.P. ("SDS")(See Note 4 to the Notes to Consolidated Financial Statements included in this quarterly report). On August 13, 2002, we received net proceeds of approximately $1.4 million from the issuance to SDS of a $3,100,000 convertible promissory note (the "Second Note") and a common stock warrant (See Note 7 of the Notes to Consoldated Financial Statements included in this quarterly report). Proceeds of $1,500,000 from the Second Note and Warrant were used to reduce the balance outstanding under the First Note. As of August 13, 2002, the combined amount payable under the First Note and Second Note amounted to $1,660,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     (a)  Quantitative Information About Market Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and investment risk. As of June 30, 2002, we had $714,000 of cash and cash equivalents with a weighted average variable rate of 0.36%, and no short-term investments. As of June 30, 2001, we had $4,176,000 of cash and cash equivalents and $3,000,000 of short-term investments with a weighted average variable rate of 3.71% and 4.04%, respectively.

     At June 30, 2002 we had long-term debt of $3,170,000 (see Note 4 to the Notes to Consolidated Financial Statements included in this quarterly report) related to a promissory note payable to SDS Merchant Fund L.P. and no short-term debt. At June 30, 2001, we had $100,000 of short-term debt related to the Trigon transaction which was fully paid in July 2001 and no long-term debt.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

               Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

PART II.  OTHER INFORMATION (continued)


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Our annual meeting of shareholders was held on May 23, 2002.

(b)  The following Class II directors were elected at the annual meeting: Marc
     E. Maassen and Hai-Perng ("Alex") Kuo.

     Voting results for the election of all director nominees were as follows:

                                 In Favor       Withhold       Broker Non-Votes
       Marc E. Maassen          27,144,833       430,085              N/A
       Hai-Perng ("Alex")       27,170,193       404,725              N/A
       Kuo

     The current term for Class I directors, including, Robert T. Flood, Cyrus
     D. Irani and Jack P. Reily (*), will continue until the 2003 annual meeting of shareholders.
     (*) Mr. Reily resigned as a director on May 24, 2002.

(c) The other matters voted upon at the meeting, and results of those votes, were as follows:

     (I) Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 2002.

                      In Favor      Opposed       Abstain      Broker Non-Votes
                     27,337,215      179,917       57,786             N/A

ITEM 5.   OTHER INFORMATION

               None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The exhibits required to be furnished are listed in the Exhibit List following this Report

(b)  REPORTS ON FORM 8-K

     On May 9, 2002 we filed a Current Report on Form 8-K in connection with reporting our first quarter 2002 financial results.

     On May 23, 2002 we filed a Current Report on Form 8-K in connection with the transfer of the listing of our common stock to The Nasdaq SmallCap Market, effective with the market opening on May 23, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VERTEL CORPORATION

                        (Registrant)

Date: August 14, 2002                /s/ CRAIG S. SCOTT
                                     -------------------------------------------
                                     Craig S. Scott
                                     Vice President, Finance and Administration,
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Officer and Principal
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

3.3          Certificate of amendment to Registrant's Articles of Incorporation,
(and 4.1)    as filed with the California Secretary of State on April 7, 1998, changing the Company's name to Vertel Corporation (incorporated by reference to Exhibit 3.5 of the Registrant's Current Report on Form
             8-K dated April 7, 1998, Commission File No. 000-19640).

3.4 Preferred Shares Rights Agreement dated as of April 29, 1997 with Chase Mellon Shareholder Services, LLC (and 4.3) (incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A filed on April 30, 1997, Commission File No. 000-19640).

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

  Number                               Description
  ------                               -----------

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

10.20 Employment Agreement between the Company and Marc E. Maassen dated October 11, 2001 (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Commission File No. 000-19640).

10.21 Employment Agreement between the Company and Stephen J. McDaniel dated January 1, 2002 (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Commission File No. 000-19640).

10.22 Employment Agreement between the Company and E. Carey Walters dated January 1, 2002 (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Commission File No. 000-19640).

10.23 Employment Agreement between the Company and David J. Baumgarten dated February 1, 2002 (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Commission File No. 000-19640).

11.1         Statement re: Computation of per share earnings (filed herewith).

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sabanes-Oxley Act Of 2002 (filed herewith).

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (filed herewith).