Form 10-Q
period 2002-09-30
VERTEL CORP
filed 2002-11-19
CIK 880458

SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________ to __________.

Commission File Number 0-19640

VERTEL CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3948704 (I.R.S. Employer Identification No.)

21300 Victory Boulevard, Suite 700, Woodland Hills, California (Address of principal executive offices)	91367 (Zip Code)

(818) 227-1400
(Registrant’s telephone number, including area code)

          Indicate by check mark ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes	☒	No	☐

          Indicate by check mark ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

          As of November 18, 2002 there were 34,683,783 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERTEL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$755	$2,851
Trade accounts receivable (net of allowances of $218 as of September 30, 2002 and $487 as of December 31, 2001)	1,930	2,316
Prepaid expenses and other current assets	368	221

Total current assets	3,053	5,388
Property and equipment, net	197	456
Investments	5	75
Goodwill, net	3,751	8,546
Other assets	498	365

	$7,504	$14,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238	$439
Accrued wages and related liabilities	853	1,024
Accrued restructuring expenses	—	145
Accrued taxes payable	363	374
Other accrued liabilities	907	1,340
Accrued acquisition liabilities	6	31
Deferred revenue	674	933
Warrant obligations	267	—

Total current liabilities	3,308	4,286

Convertible notes payable, net of unamortized discount of $3,640	1,163	—

Total liabilities	4,471	4,286

Shareholders’ equity:
Preferred stock, par value $.01, 2,000,000 shares authorized; none issued and outstanding
Common stock, par value $.01, 100,000,000 shares authorized; shares issued and outstanding: 2002, 34,415,128; 2001, 32,891,689	344	329
Additional paid-in capital	97,621	93,105
Accumulated deficit	(94,563)	(82,640)
Accumulated other comprehensive loss	(369)	(250)

Total shareholders’ equity	3,033	10,544

	$7,504	$14,830

See accompanying notes to consolidated financial statements.

VERTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Three Month Period Ended		Nine Month Period Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net revenues:
License	$1,489	$1,668	$3,738	$5,083
Service and other	832	1,666	2,639	4,365

Net revenues	2,321	3,334	6,377	9,448

Cost of revenues:
License	109	125	172	349
Service and other	494	1,740	2,425	5,365

Total cost of revenues	603	1,865	2,597	5,714

Gross profit	1,718	1,469	3,780	3,734

Operating expenses:
Research and development	916	1,118	3,505	2,875
Sales and marketing	1,228	1,568	3,925	4,871
General and administrative	638	708	2,389	2,426
Goodwill amortization	—	607	—	1,206
Goodwill impairment	—	—	4,795	—

Total operating expenses	2,782	4,001	14,614	11,378

Operating loss	(1,064)	(2,532)	(10,834)	(7,644)
Other (expense) income, net	(1,125)	(201)	(1,026)	94

Loss before provision for income taxes	(2,189)	(2,733)	(11,860)	(7,550)
Provision (benefit) for income taxes	19	20	63	(62)

Net loss	(2,208)	(2,753)	(11,923)	(7,488)
Other comprehensive income (loss)	(27)	199	(119)	(31)

Comprehensive loss	$(2,235)	$(2,554)	$(12,042)	$(7,519)

Basic and diluted net loss per common share	$(0.06)	$(0.08)	$(0.35)	$(0.25)

Weighted average shares outstanding used in net loss per common share calculations - basic and diluted	34,232	32,890	33,711	30,385

See accompanying notes to consolidated financial statements.

VERTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Month Period Ended

	September 30, 2002	September 30, 2001

Cash flows from operating activities:
Net loss	$(11,923)	$(7,488)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	381	2,107
Goodwill impairment	4,795	—
Provision for returns and bad debts	(269)	5
Loss on marketable securities	—	265
Change in fair value of warrant obligations	(417)	—
Non cash interest	1,498	—
Changes in operating assets and liabilities	(848)	(1,577)

Net cash used for operating activities	(6,780)	(6,688)

Cash flows from investing activities:
Net sales (purchases) of short-term investments	—	1,096
Purchases of property and equipment	(122)	(231)
Cash acquired in business acquisition, net of cash paid	—	(226)
Change in other assets	(133)	22

Net cash (used for) provided by investing activities	(255)	661

Cash flows from financing activities:
Proceeds from issuance of common stock	—	116
Proceeds from sale of convertible promissory notes and warrants	6,435	—
Payment on convertible promissory note	(1,447)	—
Payments on capital lease obligations and short-term debt	—	(400)

Net cash provided by (used for) financing activities	4,988	(284)

Effect of exchange rate changes on cash	(49)	(31)

Net decrease in cash and cash equivalents	(2,096)	(6,342)
Cash and cash equivalents, beginning of period	2,851	10,827

Cash and cash equivalents, end of period	$755	$4,485

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

We suggest that our consolidated financial statements and the accompanying notes be read in conjunction with our audited consolidated financial statements and the accompanying notes for the year ended December 31, 2001 included in our Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of results that may be expected for the full year.

Effective August 22, 2002, our common stock was delisted from trading on The Nasdaq SmallCap Market(SM) for failing to comply with the $1.00 minimum bid price requirement. Our common stock is now traded on the OTC Bulletin Board under the stock symbol (OTC BB:VRTL.OB).

We have reported operating losses from continuing operations for each of the most recent five fiscal years. For the nine months ended September 30, 2002, we reported operating losses of $10,834,000, which included a goodwill impairment charge of $4,795,000, and negative cash flows from operations of $6,780,000. As of September 30, 2002, we had an accumulated deficit of $94,563,000 and negative working capital of $255,000, which included cash of $755,000. During the first quarter of 2002, we received net proceeds of approximately $3,395,000 from the sale of a convertible promissory note and the issuance of a common stock warrant, and on August 13, 2002, we received net proceeds of approximately $3,040,000 from the sale of a second convertible promissory note and the issuance of another common stock warrant (See Note 4). We used $1,500,000 of the proceeds of the second note to partially repay the first note. Substantially all of the remaining proceeds from these transactions were used by us during the nine months ended September 30, 2002. These operating losses and negative cash flows raise substantial doubt about our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. Our plans to overcome these conditions include increasing revenues, further reducing expenses and raising additional debt and equity capital.

In the first half of 2002, we added additional sales personnel with the intention of increasing revenues. Since the beginning of the year, we have reduced the total number of employees by approximately 40% and implemented other cost reduction initiatives. We continue to look for cost reduction opportunities and we expect that our quarterly cash expenses for the fourth quarter of 2002 will approximate $3,000,000. We expect to fund these expenses from operational cash flows. Although we continue to try to increase revenues and reduce expenses, we believe it is likely we may require additional financing in the first quarter of 2003 in order to fund planned operations for 2003. We continue to seek short term financing and a longer term financing solution. We cannot assure that we will be able to increase our revenues, or that additional expense reductions will be forthcoming, or that additional financing will be available to us, or, if available, on terms that will be satisfactory to us. If we are not successful in reducing our expenses or raising sufficient additional capital, or if we do not achieve revenues at levels sufficient to generate operating income, we may not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

2.          Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. The application of SFAS No. 141 did not affect any of our previously reported amounts included in goodwill. SFAS No. 142 eliminates goodwill amortization and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment test during our fourth quarter. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any.

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

VERTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

capitalization fell below the carrying value of our enterprise in the second quarter of 2002. As a result of these changed circumstances, we re-evaluated goodwill for impairment and determined that as of June 30, 2002, goodwill was impaired (see Note 3).

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations “. SFAS No. 143 addresses the financial accounting and reporting issues related to the obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 is not expected to have a significant impact on the consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. We adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements and we will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

3.          Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to the assets acquired and liabilities assumed. Goodwill of $4,742,000 and $7,320,000 arose from the acquisitions of Expersoft Corporation in March 1999 and the acquisition of the assets from Trigon Technology Group (“Trigon”) in May 2001. Prior to adoption of SFAS No. 141 and SFAS No. 142 (see Note 2), we accounted for business combinations in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations” and amortized the goodwill arising from these acquisitions using the straight-line method over the assets’ estimated useful lives of five years.

As described in Note 6, we currently operate in one reportable segment, which is also our only reporting unit for purposes of SFAS No. 142. Since we have only one reporting unit, all of our goodwill has been assigned to our enterprise as a whole.

VERTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SFAS No. 142 requires, however, that we test goodwill for impairment if circumstances indicate a possible impairment. During the nine months ended September 30, 2002, the telecommunications sector continued to be adversely impacted by the worst economic environment the U.S. economy has experienced in the last decade. The market price of our common stock, and consequently our market capitalization, declined steadily during the quarter ended March 31, 2002. Although our market capitalization approximated our carrying value as of March 31, 2002, during the quarter ended June 30, 2002 it declined further. We believed those circumstances indicated goodwill might be impaired as of June 30, 2002. We completed the first and second steps of the impairment test prescribed by SFAS No. 142 and determined that as of June 30, 2002 goodwill was impaired. As a result, during the quarter ended June 30, 2002 we recorded a goodwill impairment charge of $4,795,000. We engaged a third-party valuation consultant to assist us in determining the amount of the impairment charge. The primary method we used to determine fair values for SFAS No. 142 impairment purposes was the discounted cash flow method. The discounted cash flow method resulted in a fair value of our enterprise that approximated our market capitalization as of June 30, 2002. We will perform our annual impairment test in the fourth quarter of 2002.

The changes in the carrying amount of goodwill for the year ended December 31, 2001 and the nine months ended September 30, 2002 were as follows (in thousands):

Balance, January 1, 2001	$3,034
Goodwill acquired from Trigon	7,320
Amortization	(1,808)

Balance, December 31, 2001	8,546
Impairment charge	(4,795)

Balance, September 30, 2002	$3,751

The following table summarizes the impact on our statement of operations had we not recorded goodwill amortization during the quarter ended and nine months ended September 30, 2001, as would have been the case if the provisions of SFAS No. 142 had been in effect (in thousands, except per share amounts):

	Three Month Period Ended September 30, 2001	Nine Month Period Ended September 30, 2001

Reported net loss:
Net loss, as reported	$(2,753)	$(7,488)
Add back: goodwill amortization	607	1,206

Net loss, as adjusted	$(2,146)	$(6,282)

Basic and diluted earnings per share:
Net loss per share, as reported	$(0.08)	$(0.25)
Goodwill amortization	0.01	0.04

Net loss per share, as adjusted	$(0.07)	$(0.21)

4.          Financing Transaction

On January 3, 2002, in connection with a Note and Warrant Purchase Agreement with SDS Merchant Fund, L.P. (“SDS”), we received net proceeds of approximately $3,395,000, after payment of a $105,000 commission, from the sale of a $3,500,000 three-year, 6% convertible promissory note (the “First Note”) to SDS and issued SDS a five year Warrant (the “First Warrant”) initially exercisable into 800,000 shares of our common stock at an initial exercise price of $0.9988 per share. The total costs incurred in connection with the financing transaction amounted to $216,000, excluding the commission of $105,000, and consisted of professional fees and SEC registration fees. These costs are being amortized on a straight-line basis to expense over the 36-month term of the First Note.

On August 13, 2002, in connection with a Note and Warrant Purchase Agreement with SDS we received net proceeds of approximately $3,040,000 after payment of a $60,000 commission, from the sale of a $3,100,000, three-year, 8% convertible senior secured promissory note (the “Second Note”) to SDS and issued a five-year Warrant (the “Second Warrant”) initially exercisable into 2,625,000 shares of our common stock at an initial exercise price of $0.20 per share. The security interest also extends to the $3,500,000 First Note with SDS dated January 3, 2002. Proceeds of $1,500,000 from the Second Note were used to reduce the balance outstanding on the First Note and $100,000 was used to repay a bridge loan from SDS. The total costs incurred in connection with the financing transaction amounted to approximately $191,000, excluding the commission of $60,000 and

VERTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consisted of professional fees and SEC registration fees. These costs are being amortized on a straight-line basis to expense over the 36-month term of the Second Note.

The conversion price of the First Note fluctuates and is determined by multiplying the applicable discount percentage by the average per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to the conversion date. The initial discount percentage is 7%. The discount percentage can be adjusted in 2% increments (i.e. to 5%) for every $1,000,000 that the sum of our cash, cash equivalents and short-term investments exceeds $3,008,000 on the date that the discount percentage is being applied. Similarly, the discount percentage can be adjusted (i.e. to 9%) for every $1,000,000 that the sum of our cash, cash equivalents and short-term investments is below $3,008,000. The $3,008,000 target cash amount does not include the proceeds of the First Note or the First Warrant. The conversion price of the First Note is capped at $1.75 per share of common stock.

The conversion price of the Second Note fluctuates and is determined by multiplying the applicable discount percentage by the average per share market value for the three trading days having the lowest per share market value during the twenty-two trading days immediately prior to the conversion date. The initial discount percentage is 18%. The discount percentage shall be adjusted based upon four times our quarterly revenues as disclosed in our most recent public filing (the “Annualized Revenue”). The discount percentage is 7% if the Annualized Revenue is more than $15,000,000; 12% if the Annualized Revenue is more than $12,000,000 but not more than $15,000,000; 15% if the Annualized Revenue is more than $10,000,000 but not more than $12,000,000; 18% if the Annualized Revenue is more than $8,000,000 but not more than $10,000,000; and 21% if the Annualized Revenue is more than $6,000,000 but not more than $8,000,000.  The discount percentage cannot be below 7%. If our cash collections do not exceed $1,350,000 on a quarterly basis, the discount percentage is 24%.  However, since our common stock was delisted from The Nasdaq SmallCap Market, effective as of August 22, 2002 and, as a result, we are trading on the OTC Bulletin Board, and the discount percentage has increased to 40% until we return to the Nasdaq SmallCap Market. The conversion price of the Second Note is capped at $1.25 per share of common stock.

The First Warrant exercise price will be adjusted on December 27, 2002 and June 27, 2003 to an amount equal to 120% of the per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to such adjustment date, provided that such amounts do not exceed the previous exercise price. On January 3, 2002, the transaction commitment date, the fair value of the First Warrant, which expires in five years, was estimated at $505,000 using the Black-Scholes option-pricing model and the following assumptions; a risk-free interest rate of 4.4%, expected volatility of 199%, and expected dividends of zero.

The Second Warrant exercise price will be adjusted every twelve months on August 1 to an amount equal to 120% of the average of the per share market value for the five trading days having the lowest per share market value during the twenty-two trading days immediately prior to such adjustment dates, provided that such adjusted price is lower than the previous exercise price. On August 13, 2002, the transaction commitment date, the fair value of the Second Warrant, which expires in five years, was estimated at $284,000 using the Black-Scholes option-pricing model and the following assumptions; a risk-free interest rate of 3.33%, expected volatility of 219%, and expected dividends of zero.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” we allocated the net proceeds of $3,395,000 to the First Note and the First Warrant based on their relative fair values of $3,500,000 for the First Note and $505,000 for the First Warrant. A discount on the First Note of $533,084 and a discount on the First Warrant of $76,916 resulted from the fair value allocation. On January 3, 2002, the transaction commitment date, the First Note was convertible into 7,777,778 shares of our common stock with a fair value of $5,055,556, or $0.65 per share, based on the closing market price of our common stock on The Nasdaq National Market. We determined that the conversion feature of the First Note was beneficial to its holder in the amount of $2,088,600, which is equal to the difference between the $5,055,556 fair value of the shares into which the First Note was convertible and the $2,966,916 of net proceeds allocated to the First Note in the manner previously described. The principal amount of the First Note of $3,500,000 was recorded as a long-term liability, net of a $2,621,684 discount, which consisted of the $533,084 discount resulting from the fair value allocation and the $2,088,600 discount resulting from the beneficial conversion feature. We also credited the beneficial conversion feature of $2,088,600 to additional paid-in capital. The total discount on the First Note of $2,621,684, which is being amortized to interest expense over the 36-month term of the First Note using the effective interest method, may be subject to downward adjustments to the extent partial conversions of the First Note occur. These adjustments, if required, would reduce the carrying value of the discount and increase interest expense. For the nine months ended September 30, 2002, $340,000 of the outstanding principal balance of the First Note was converted into 1,272,272 shares of our common stock. As a condition of our second convertible promissory note sale to SDS (see below), we repaid $1,447,188 of principal and interest of $52,812 relating to the First Note. The remaining First Note principal of approximately $1,713,000 is reported in our financial statements as $429,000, which is net of the unamortized discount of approximately $1,284,000.

VERTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We allocated the net proceeds of $3,040,000 to the Second Note and the Second Warrant based on their relative fair values of $3,100,000 for the Second Note and $284,000 for the Second Warrant. A discount on the Second Note of $315,000 and a discount on the Second Warrant of $29,000 resulted from the fair value allocation. On August 13, 2002, the transaction commitment date, the Second Note was convertible into 44,285,714 shares of our common stock with a fair value of $4,871,429, or $0.11 per share, based on the closing market price of our common stock on The Nasdaq SmallCap Market. We determined that the conversion feature of the Second Note was beneficial to its holder in the amount of $2,086,249, which is equal to the difference between the $4,871,429 fair value of the shares into which the Second Note was convertible and the $2,785,180 of net proceeds allocated to the Second Note in the manner previously described. The principal amount of the Second Note of $3,100,000 was recorded as a long-term liability, net of a $2,401,020 discount, which consisted of the $314,820 discount resulting from the fair value allocation and the $2,086,249 discount resulting from the beneficial conversion feature. We also credited the beneficial conversion feature of $2,086,249 to additional paid-in capital. The total discount on the Second Note of $2,401,020, which is being amortized to interest expense over the 36-month term of the Second Note using the effective interest method, may be subject to downward adjustments to the extent partial conversions of the Second Note occur. These adjustments, if required, would reduce the carrying value of the discount and increase interest expense. For the nine months ended September 30, 2002, $10,000 of the outstanding principal balance of the Second Note was converted into 251,167 shares of our common stock. As a condition of our second convertible promissory note sale to SDS, we repaid $1,447,188 of principal and interest of $52,812 relating to the First Note. The remaining Second Note principal of approximately $3,090,000 is reported net of the unamortized discount of approximately $2,356,000.

Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, requires that we initially classify the Warrants as a liability since the foregoing provisions of our agreements with the holder of the First and Second Notes and the First and Second Warrants could require us to pay cash to settle the warrant contracts. Accordingly, we recorded the fair value of the First Warrant of $428,084, net of the $76,916 discount arising from the allocation of the net proceeds to the First Note and First Warrant as previously described, as a warrant obligation on January 3, 2002, the transaction commitment date. We recorded the fair value of the Second Warrant of $254,820, net of the $28,803 discount arising from the allocation of the net proceeds to the Second Note and Second Warrant as previously described, as a warrant obligation on August 13, 2002, the transaction commitment date. EITF No. 00-19 requires that we adjust the carrying value of the warrant obligations to their fair value on each reporting date. As of September 30, 2002, the fair value of the First Warrant was estimated at $61,000 and the Second Warrant was estimated at $206,000 using the Black-Scholes option-pricing model and the following assumptions; a risk-free interest rate of 2.68%, expected volatility of 219%, and expected dividends of zero. The decrease in the First Warrant fair value from January 3, 2002 to September 30, 2002 of approximately $367,000 was reflected as other income. The decrease in the Second Warrant fair value from August 13, 2002 to September 30, 2002 of approximately $48,000 was also reflected as other income.

A significant component of the Black-Scholes model is the fair market value per share of our common stock. If the fair market value of our common stock increases, the fair value of the warrant obligations would likely increase, resulting in a charge to other expense. If the fair market value of our common stock decreases, the fair value of the warrant obligations would likely decrease, resulting in other income, as was the case for the first, second and third quarters of 2002. For example, if the fair market value of our common stock on September 30, 2002 was $1.00 per share, the fair value of the First and Second Warrant obligations determined using the Black-Scholes model, assuming all other variables remain constant, would hypothetically have been approximately $789,000 and $2,610,000, respectively resulting in a charge of approximately $3,062,000 to other expense for the third quarter of 2002. Conversely, if the fair market value of our common stock on September 30, 2002 was $0.05 per share, the fair value of the Warrant obligation determined using the Black-Scholes Model, assuming all other variables remain constant, would hypothetically have been approximately $38,000 and $128,000, respectively resulting in other income of approximately $171,000 for the third quarter of 2002. Given the volatility of our stock price, we cannot predict the impact fluctuations in the fair market value of our stock price may have on our consolidated statement of operations for any future period.

EITF No. 00-19 requires that we evaluate the classification of the Warrant as a liability as of each reporting date. To the extent the potential for us to be required to pay cash to settle the Warrant contract no longer exists, we may be required to reclassify the carrying value of the Warrant liability to equity.

VERTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.          Statement of Cash Flows

             Decreases in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

	Nine Month Period Ended

	September 30, 2002	September 30, 2001

Trade accounts receivable	$655	$(528)
Prepaid expenses and other current assets	(147)	(183)
Accounts payable	(201)	(212)
Accrued wages and related liabilities	(171)	(326)
Cash payments for restructuring expenses	(145)	—
Accrued taxes payable	(11)	(115)
Other accrued liabilities	(569)	111
Deferred revenue	(259)	(324)

	$(848)	$(1,577)

6.          Segment Reporting

Our chief operating decision maker, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is our chief executive officer. On October 11, 2001, we announced the hiring of a new chief executive officer. Our new chief executive officer makes decisions about resource allocation based on the organization as a whole. Accordingly, we now operate in one reporting segment. Prior to the first quarter of 2002, decisions made by our chief executive officer about allocating resources, which consist primarily of personnel, and compensation of key employees were made based on the operating results of two principal segments, license and service. Since we now operate in one reportable segment, restatement of prior period information is not necessary.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION AND SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on our web site or otherwise, in the future by us or on our behalf. Statements that are not historical are forward-looking. When used by or on our behalf, the words “expect,” “anticipate,” “estimate,” “believe,” “intend” and similar expressions generally identify forward-looking statements.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to us and the markets we serve. Particular risks and uncertainties facing us at the present include our ability to raise additional capital, in particular the ability to secure additional financing to fund our operations for 2003; the financial uncertainties associated with continuing losses; our ability, including the financial ability, to continue to invest in research and development necessary for the development of new and existing products that are required to increase revenues; the timely and successful development of existing and new markets; the severe impact that the slowdown in the U.S. economy has had on the telecommunications industry, forcing a number of service providers to cease operations, which has adversely impacted the revenues of our equipment manufacturer customers and, therefore, our revenues; the fact that some of our products are relatively new and, although we see developing market interest, it is difficult to predict sales of our newer products and the market may or may not ultimately adopt these technologies; the fact that our sales cycle is long for our products, making initial license sales and future royalties difficult to forecast; additional difficulty in predicting royalty revenue because that revenue is dependent on successful development and deployment by our customers of their products containing our software; fluctuation from quarter to quarter in revenue from our professional service unit as a result of a limited number of large consulting contracts; loss of key customer, partner or alliance relationships and the possibility that we may not be able to replace the loss of a significant customer; the dependence on a limited number of customers for a significant portion of our quarterly license revenues; size and timing of license fees closed during the quarter which may result in large swings in quarterly operating results and the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter, frequently in the last weeks or even days of a quarter, which further adds to the difficulty of forecasting, and our ability to control expenditures at a level consistent with revenues.

Additionally, more general risk factors include the possible development and introduction of competitive products and new and alternative technologies by our competitors; the increasing sales and marketing costs of attracting new and retaining existing customers; pricing, currency and exchange risks; governmental and regulatory developments affecting us and our customers; the ability to identify, conclude, and integrate acquisitions on a timely basis; the ability to attract and/or retain essential technical or other personnel; political and economic uncertainties associated with conducting business on a worldwide basis. Readers are cautioned not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties referred to above, as well as others not now anticipated. Further risks inherent in our business are listed under “Risk Factors” in Part I, Item I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and Item 3 of our Registration Statement on Form S-3 SEC File No. 333-96639.

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

Background

We are a telecommunications software and services solutions company. From 1995 through 2001, most of our software license revenue was derived from telecommunications network management products based on the Telecommunications Management Network (TMN) standard that were targeted at telecom equipment manufacturers and telecom network operators. In 1999, we acquired Expersoft Corporation, a developer and marketer of standards-based Common Object Request Broker Architecture (CORBA) software technology and we targeted our CORBA product primarily at the telecom equipment manufacturers to be embedded inside communications devices. In 2000 and 2001 we developed the Vertel Mediation Framework (VMF) and our TicketExchange (formerly called WebResolve) product that utilizes VMF. VMF was designed to enable communication among and between networks or network components that were not originally designed to work together. TicketExchange was designed to send automated trouble tickets between different business partners. Both of these products were targeted primarily at communication providers, but also had applicability for equipment manufacturers. In 2001, we purchased the assets of Trigon Technology Group, Inc., which enhanced our ability to offer easily configurable element, network and service management systems.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

In 2002, we adopted a new strategy to combine the strengths of all of these technologies and our experience into an integrated mediation and management platform environment. We call this product suite M*Ware™, and it is a full family of product and solutions that enable efficient convergence by rapid, resuable and easily maintainable integration of networks and support systems. M*Ware™ also offers a very advanced configurable environment for convergent management systems (multi technology element, network, service and umbrella management).

We derive revenue primarily from software license fees, royalties and services, including professional services, technical support and maintenance. Software license fees consist primarily of licenses of our software products. Our software license agreements generally do not provide for a right of return. We maintain reserves for potential credit losses, which have not had a material effect on our results of operations or financial condition through September 30, 2002.

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

We separately offer professional services, including program management, system design and engineering, custom application development, source code portation, conformance testing and certification and application development. These services are typically based on a detailed statement of work. Professional services revenue varies according to the size, timing and complexity of the project and is typically billed based on satisfaction of certain milestones or on a per day fee. In certain cases, customers reimburse us for non-recurring engineering efforts.

Our technical support services consist of product support and maintenance, training and on-site consulting. Product support and maintenance fees have constituted the majority of technical support and service revenue.

We sell products and services primarily through a direct sales force in the United States and abroad and, in certain sales territories, through third party agents. Our customers include telecommunications service providers and their customers, network equipment manufacturers, independent software developers, systems integrators and software platform vendors.

Starting in 2000, and continuing through the third quarter of 2002, the economic environment in the U.S. significantly deteriorated and has remained weak. The telecommunications sector has declined more significantly than the overall U.S. economy. Telecommunications companies in Europe, and to a lesser extent in Asia, have also experienced downturns. These conditions adversely impacted us starting in the second half of 2000 and continues to date. During this period a number of telecommunications service providers ceased operations or sought bankruptcy protection, which in turn impacted telecommunication equipment manufacturers, and their revenues generally declined. Equipment manufacturers have historically comprised a significant portion of our customer base, and many of our customers experienced significant revenue declines in the second half of 2000 that have continued. As a result, in 2000, 2001 and 2002, many of our major customers have announced multiple staff layoffs, closed or sold business units, and reduced purchases of development software and consulting services.

Although our quarterly revenues have improved in each of the last three quarters, there is no industry consensus as to when the equipment manufacturers will see an economic recovery and, therefore, when they will acquire new development software, deploy products that include our software or need additional consulting services. However, we believe that both license and service revenues will increase as the economic conditions affecting the telecommunications sector improve, and as revenues to equipment manufacturers improve. In addition, we believe that our M*Ware product offerings, combined with our professional service competencies, will allow us to expand our customer base worldwide.

As a consequence of the downturn in the telecommunications sector, our revenues, including revenues from royalties based on shipments by our customers of their products containing our software, have declined significantly when compared to 1999. These reduced revenues increased both our losses and our negative cash flow. As a consequence, we must continue to increase our revenues, reduce costs, and/or secure additional funding in order to continue operating as a going concern through 2003.

Critical Accounting Policies and Estimates

The Securities and Exchange Commission (“SEC”) has issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

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

Goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to the assets acquired and liabilities assumed. Goodwill of $4,742,000 and $7,320,000 arose from the acquisitions of Expersoft Corporation in March 1999 and the acquisition of the assets from Trigon Technology Group in May 2001. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which eliminates goodwill amortization and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. The impairment test required by SFAS No. 142 is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. As described in Note 6 of our Notes to Consolidated Financial Statements included in this quarterly report, we currently operate in one reportable segment, which is also our only reporting unit for purposes of SFAS No. 142. Since we have only one reporting unit, all of our goodwill has been assigned to our enterprise as a whole. We estimated the fair value of our enterprise upon adoption of SFAS No. 142 on January 1, 2002 to be its market capitalization, based on the closing share price quoted on The Nasdaq National Market. Since our market capitalization of approximately $22,038,000 as of January 1, 2002 exceeded the $10,544,000 carrying value of our enterprise on that date, we concluded goodwill did not appear impaired and that the second step of the impairment test prescribed by SFAS No. 142 was not required to be performed.

SFAS No. 142 requires, however, we test goodwill for impairment if circumstances indicate a possible impairment. During the six months ended June 30, 2002, the telecommunications sector continued to be adversely impacted by the worst economic environment the U.S. economy has experienced in the last decade. The market price of our common stock, and consequently our market capitalization, declined steadily during the quarter ended March 31, 2002. Although our market capitalization approximated our carrying value as of March 31, 2002, during the quarter ended June 30, 2002 it declined further. We believed these circumstances indicated goodwill might be impaired as of June 30, 2002. We completed the first and second steps of the impairment test prescribed by SFAS No. 142 and determined that as of June 30, 2002 goodwill was impaired. As a result, during the quarter ended June 30, 2002 we recorded a goodwill impairment charge of $4,795,000. We engaged a third-party valuation consultant to assist us in determining the amount of the impairment charge. The primary method used to determine fair values for SFAS No. 142 impairment purposes was the discounted cash flow method. The discounted cash flow method resulted in a fair value of our enterprise that approximated our market capitalization.

Warrant Obligations. On January 3, 2002, in connection with the first Note and the first Warrant Purchase Agreement with SDS, we issued SDS a warrant initially exercisable into 800,000 shares of our common stock at an initial exercise price of $0.9988 per share. On August 13, 2002, in connection with the second Note and the second Warrant Purchase Agreement with SDS, we issued SDS a warrant initially exercisable into 2,625,000 shares of our common stock at an initial exercise price of $0.20 per share. These financing transactions are more fully described in Note 4 of our Notes to Consolidated Financial Statements included in this quarterly report. EITF No. 00-19, “Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock”, requires that we initially classify the warrants as a liability, since our agreements with SDS could require us to net-cash settle the warrants, and that we adjust the carrying value of the warrant obligations to their fair values on any given reporting date. The First Warrant obligation was recorded on January 3, 2002, the financing transaction commitment date, at its estimated fair value of $428,084, net of a $76,916 discount. The Second Warrant obligation was recorded on August 13, 2002, the financing transaction commitment date, at its estimated fair value of $254,820, net of a $28,803 discount. As of September 30, 2002, the fair values of the warrants were estimated at $61,000 and $206,000, respectively. The decrease in the First Warrant fair value from January 3, 2002 to September 30, 2002 of approximately $367,000 was reflected as other income. The decrease in the Second Warrant fair value from August 13, 2002 to September 30, 2002 of approximately $48,000 was also reflected as other income.

The fair value of the warrants has been determined using the Black-Scholes option-pricing model. A significant component of the Black-Scholes model is the fair market value per share of our common stock. If the fair market value of our common stock increases the fair value of the warrant obligation would likely increase, resulting in a charge to other expense. If the fair market value of our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

common stock decreases the fair value of the warrant obligation would likely decrease, resulting in other income, as was the case for the first, second and third quarters of 2002. For example, if the fair market value of our common stock on September 30, 2002 was $1.00 per share, the fair value of the First and Second Warrant obligations determined using the Black-Scholes model, assuming all other variables remain constant, would hypothetically have been approximately $789,000 and $2,610,000, respectively resulting in a charge of approximately $3,062,000 to other expense for the third quarter of 2002. Conversely, if the fair market value of our common stock on September 30, 2002 was $0.05 per share, the fair value of the Warrant obligation determined using the Black-Scholes Model, assuming all other variables remain constant, would hypothetically have been approximately $38,000 and $128,000, respectively resulting in other income of approximately $171,000 for the third quarter of 2002. Given the volatility of our stock price, we cannot predict the impact fluctuations in the fair market value of our stock price may have on our consolidated statement of operations for any future period.

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

Results of Operations

Net Revenues. Net revenues decreased 30% to $2,321,000 for the three months ended September 30, 2002 (the “third quarter of 2002”) compared to $3,334,000 for the three months ended September 30, 2001 (the “third quarter of 2001”), and decreased 33% to $6,377,000 for the nine months ended September 30, 2002 (the “first nine months of 2002”) compared to $9,448,000 for the nine months ended September 30, 2001 (the “first nine months of 2001”). The decrease in both periods was due to lower license and service revenues. Sequentially, however, net revenues increased 13% from $2,054,000 for the three months ended June 30, 2002 (the “second quarter of 2002”).

Sales to customers outside the United States comprised approximately 37% and 40% of net revenues in the third quarter of 2002 and 2001, respectively and 40% and 37% for the first nine months of 2002 and 2001, respectively. We have historically reported a high percentage of sales to such customers and expect international sales to continue to be significant to our business. If the U.S. dollar strengthens significantly, we may have to reduce our prices in international markets. In addition, competition and price pressure have increased both domestically and internationally for professional services projects as our competitors and customers have increasingly subcontracted for engineering services from lower cost countries such as China and India. As with domestic sales, our sales cycle is usually lengthy and results in quarterly fluctuations between geographic markets. Any political or economic turmoil in our major Asian markets (China, Japan and Korea) could impact future sales in the affected area.

For both the third quarter and first nine months of 2002, sales to Nokia Corporation comprised approximately 12% of our net revenues. No other single customer accounted for more than 10% of net revenues for the third quarter and nine months of 2002. For the third quarter of 2001, sales to Alcatel and Tekview Co., Ltd. comprised approximately 16% and 12% of our net revenues, respectively. Sales to Alcatel comprised approximately 16% of net revenues for the first nine months of 2001. At September 30, 2002, Nokia Corporation and Verizon Data Services Inc. comprised 22% and 11% of accounts receivable, respectively. At September 30, 2001, Tekview Co., Ltd., and Alcatel comprised 20% and 19% of accounts receivable, respectively.

License. License revenues consist primarily of license fees and royalties derived from software products. We recognize revenue from the licensing of software when persuasive evidence of an arrangement exists and the underlying software products have been delivered. Most of our customer contracts contain multiple software products or other elements, such as maintenance and to a lesser extent, professional services. We typically deliver all software products included in a multiple element contract shortly after the contract is executed, with any service elements, such as maintenance or professional services being provided to our customers over a period of time, generally twelve months for maintenance and six months or less for professional services. We sell maintenance, in the form of maintenance renewals, and professional services separately and have vendor specific objective evidence (VSOE) of their fair values. Therefore, most of our customer contracts are accounted for using the residual method, which requires us to defer the fair value of undelivered elements (e.g. maintenance or professional services) and recognize as revenue the residual value of the customer contract. If a multiple element contract includes an undelivered element for which we do not have VSOE of fair value, we defer the entire contract value until

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

either the element is delivered or VSOE of its fair value is determined. If the undelivered element of a multiple element contract is a service element, such as maintenance or professional services, and we do not have VSOE of its fair value, we recognize the entire contract value as revenue ratably over the term of the service element. We recognize royalty revenues when reported by the customer for non-license key controlled agreements, when the run-time license is shipped for license key controlled agreements, or when a customer pays royalties in advance on a non-refundable, non-cancelable basis.

Historically license revenues have accounted for a substantial portion of total revenue. License revenues decreased 11% to $1,489,000 during the third quarter of 2002 from $1,668,000 during the third quarter of 2001, primarily due to lower Telecommunications Management Network (TMN) royalty revenues. License revenues decreased 27% to $3,738,000 during the first nine months of 2002 from $5,083,000 during the first nine months of 2001, primarily due to lower TMN licensing and royalty revenues. While we expect TMN royalty revenues to increase as the economy improves for telecommunication equipment manufacturers, we expect that TMN revenues will continue to decline as a percentage of our license revenues. However, we expect that many of our TMN software products will be utilized in conjunction with our M*Ware solutions. Although TMN is an international standard, it has not been widely adopted in the United States and our TMN sales are primarily in Asia.

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

Service and other revenues decreased 50% to $832,000 during the third quarter of 2002 from $1,666,000 during the third quarter of 2001. The decrease was primarily the result of lower professional service revenues ($702,000) due to fewer and smaller projects and lower maintenance revenues due to non-renewal of maintenance agreements, primarily on legacy products ($132,000). Service and other revenues decreased 40% to $2,639,000 during the first nine months of 2002 from $4,365,000 during the first nine months of 2001. The decrease was also primarily the result of lower professional service revenues ($1,331,000) due to fewer and smaller projects and lower maintenance revenues due to non-renewal of maintenance agreements, primarily on legacy products ($433,000).

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

Cost of Revenues--License. Cost of license revenues consists primarily of royalty fees paid for third party software incorporated in our products, the cost of reproduction of our software and the user documentation, and delivery of software. Cost of license revenues decreased 13% in the third quarter of 2002 to $109,000, or 7% of license revenue. The decrease was due primarily to lower license revenues from software products that included royalty-bearing third party software components for which we in turn would owe a royalty as well as a reduction in staff in our manufacturing department. The third quarter of 2001 cost of license revenues was $125,000 or 7% of license revenues. Cost of license revenues was $172,000 and $349,000 for the first nine months of 2002 and 2001, respectively, representing 5% and 7% of license revenues, respectively. For the remainder of 2002, third party software fees could fluctuate if the product sales mix changes for existing products and could increase if we sell products that incorporate third party software.

Cost of Revenues--Service and other. Cost of service and other revenues consists primarily of costs associated with performing professional consulting services, software maintenance and customer technical support such as telephone support, training services and non-recurring engineering services. In the third quarter of 2001, these costs included approximately $399,000 related to TicketExchange, which was formerly known as WebResolve. Cost of service revenues was $494,000 and $1,740,000 for the third quarters of 2002 and 2001, respectively, representing 59% and 104 % of service revenues, respectively. For the first nine months of 2002 and 2001, cost of services was $2,425,000 and $5,365,000, respectively, representing 92% and 123% of cost of service revenues respectively. The decrease in cost of service revenues in 2002 was the result of staff reductions in our professional services organization, the repositioning of TicketExchange from a hosted service to a product license, as well as the redeployment of certain engineering personnel from our professional service organization to research and development. We anticipate that our cost of service revenues for the remainder of 2002 will continue at approximately the same rate as the third quarter of 2002. However, to the extent that new consulting service contracts do not materialize, our future profit margins from services would be adversely impacted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

We have historically made significant investments in research and development. Our R&D expenditures are now concentrated in mediation software, which is designed for the integration of telecom Operation Support Systems and the underlying network equipment management systems, and in related applications. Total R&D expenses decreased 18% to $916,000 in the third quarter of 2002 from $1,118,000 in the third quarter of 2001. Total R&D expenses increased 22% to $3,505,000 in the first nine months of 2002 from $2,875,000 in the first nine months of 2001. The decrease in R&D expenses for the quarter was primarily the result of lower payroll and related facilities costs ($248,000) due to reductions in R&D personnel in May and August 2002. The increase in R&D expenses for the first nine months was primarily the result of higher payroll and related facilities costs ($544,000) and travel expenses ($56,000) due to the addition of the R&D organization from Trigon Technology Group on May 30, 2001 and the redeployment of certain engineering personnel from our professional services organization to R&D in the first quarter of 2002. We expect our R&D costs to be lower for the remainder of 2002 due to reductions in personnel in August 2002, which will be fully reflected in the fourth quarter. Lower net revenues in future quarters could force us to reduce expenditures in future periods, which could result in delays in development of new products and/or product enhancements, which could further reduce net revenues.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and associated costs related to selling and marketing our products and services, including trade shows and other promotional costs. We believe that substantial sales and marketing expenditures are essential to developing opportunities for revenue growth and sustaining our competitive position. Sales and marketing expenses in the third quarter of 2002 were $1,228,000, or 22% lower than the $1,568,000 incurred in the third quarter of 2001, primarily due to lower third party commissions ($209,000), lower travel expenses ($57,000) and reduced marketing and public relations activity in the form of trade shows, advertising and consultants ($43,000). Sales and marketing expenses in the first nine months of 2002 were $3,925,000, or 19% lower than the $4,871,000 incurred in the first nine months of 2001. The decrease was primarily due to lower third party commissions ($444,000), lower payroll, commission and related facility costs ($342,000), reduced marketing and public relations activity in the form of trade shows and advertising ($128,000), and lower recruiting expenses ($55,000). As a percentage of revenues, sales and marketing expenses increased in the third quarter of 2002 to 53% from 47% in the third quarter of 2001 and increased to 62% in the first nine months of 2002 as compared to 52% in the first nine months of 2001, primarily due to the lower revenues.

We expect our sales and marketing expenses to continue at approximately the same level for the remainder of 2002 as we have largely completed our restructuring of our sales staff to take advantage of additional market opportunities, such as new geographical regions where we have not previously done business and new sales channels. However, lower net revenues in future quarters could force us to reduce expenditures in future periods, which could limit our ability to capitalize on market opportunities.

General and Administrative. General and administrative expenses consist primarily of salaries, employee benefits and other related expenses of administrative, executive and financial personnel as well as professional fees and investor relations costs. General and administrative expenses decreased by 7% to $656,000 in the third quarter of 2002 from $708,000 in the third quarter of 2001 primarily due to lower payroll expenses ($40,000) and lower shareholder expenses ($104,000), which were partially offset by increased consulting expenses and professional fees related to strategic initiatives ($31,000) and increased bad debt expense ($56,000). General and administrative expenses decreased by 1% to $2,407,000 in the first nine months of 2002 from $2,426,000 in the first nine months of 2001. The decrease in the nine months is primarily due to lower payroll expenses and related facility costs ($110,000), lower shareholder-related expenses ($151,000), lower board of directors fees ($54,000) and lower travel expenses ($41,000) which were partially offset by increased consulting expenses and professional fees related to strategic initiatives ($241,000) and increased bad debt expense ($56,000). We anticipate that general and administrative expenses will continue at approximately the same rate as the third quarter of 2002 for the remainder of 2002.

Goodwill Amortization. Goodwill amortization was discontinued in 2002 as a result of our required adoption on January 1, 2002 of SFAS No. 142 (See Note 2 to the Notes to Consolidated Financial Statements included in this quarterly report). However, we recognized $607,000 of goodwill amortization during the third quarter of 2001 and $1,206,000 in the first nine months of 2001. Had we not recorded goodwill amortization during the third quarter of 2001 and first nine months of 2001, as would have been the case if the provisions of SFAS No. 142 had been in effect, pro forma net loss would have been $2,146,000 and $6,282,000, respectively and pro forma basic and diluted net loss per common share would have been $0.07 and $0.21, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Goodwill Impairment. We incurred a non-cash charge of $4,795,000 in the second quarter of 2002 related to the impairment of goodwill according to the provisions of SFAS No. 142. (See Note 3 to the Notes to Consolidated Financial Statements included in this quarterly report).

Operating Loss. We incurred losses from operations of $1,064,000 in the third quarter of 2002 and $2,532,000 in the third quarter of 2001. The decreased loss from operations was primarily due to lower cost of revenues, lower research and development, sales and marketing, and general and administration expenses, and the elimination of goodwill amortization as discussed above, although this was partially offset by lower revenues. Operating loss for the first nine months of 2002 was $10,834,000 as compared to $7,644,000 in the first nine months of 2001. The increased loss from operations was primarily due to the goodwill impairment, lower revenues and increased research and development as discussed above, although this was partially offset by lower cost of revenues, lower sales and marketing and general and administration and the elimination of goodwill amortization.

Other (Expense) Income, Net. In the third quarter of 2002, other (expense) income, net consisted primarily of interest expense related to the convertible promissory notes ($252,000) and the accelerated amortization of an imputed discount related to the First Note on partial repayment from the proceeds of the Second Note ($976,000), which was partially offset by net sublease income ($25,000) and a non-cash gain ($70,000) based on the change in the fair value of the warrant obligations arising from the issuance of the convertible promissory notes and warrants. For the first nine months of 2002, other expense, net consisted primarily of interest expense related to the convertible promissory notes ($575,000) and the accelerated amortization of an imputed discount related to the First Note on partial repayment from the proceeds of the Second Note ($976,000), partially offset by net sublease income ($74,000), interest income ($31,000) and a non-cash gain ($417,000) based on the change in the fair value of the warrant obligations arising from the issuance of the convertible promissory notes and warrants. In the third quarter of 2001, other expense, net of $201,000 consisted primarily of a loss recorded for an investment in marketable securities related to our Nortel Networks common stock holdings ($265,000), which was partially offset by interest income ($46,000) and net sublease income ($50,000). For the first nine months of 2001, other income, net of $94,000 consisted primarily of interest income ($284,000) and net sub-lease income ($102,000), which was partially offset by the loss recorded for an investment in marketable securities ($265,000) as described above.

Income Tax (Provision) Benefit. We recorded a provision for income taxes of $19,000 in the third quarter of 2002 compared to a provision of $20,000 in the third quarter of 2001. The provision in 2002 and 2001 was due primarily to a provision for foreign taxes. For the first nine months of 2002 we recorded a tax provision of $63,000 as compared to a benefit of $62,000 in the first nine months of 2001. The benefit in 2001 was due to the expiration of certain tax contingencies ($113,000). The income tax provisions are primarily for non-U.S. taxes as we anticipate utilizing net operating losses to offset any pre-tax income.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2002 decreased to $755,000 from $2,851,000 at December 31, 2001. The decrease in cash was primarily due to cash used in operations for the first nine months of $6,780,000, which was partially offset by net cash proceeds of $4,988,000 from the issuance of two convertible promissory notes and warrants to SDS.

Net cash used for operating activities during the first nine months of 2002 was $6,780,000 compared to $6,688,000 used for operating activities in the first nine months of 2001. The negative cash flow from operations in the first nine months of 2002 was primarily the result of the net loss ($11,923,000), a decrease in accounts payable ($201,000), an increase in prepaid expenses due to the timing of insurance payments ($147,000), cash payments for restructuring expenses ($145,000), a decrease in deferred revenue ($259,000), a decrease in accrued wages and related liabilities ($171,000) and a decrease in accrued liabilities ($569,000). These amounts were partially offset by a decrease in accounts receivable ($655,000) and the non-cash items of interest ($1,498,000), goodwill impairment ($4,795,000) and depreciation ($381,000), which in turn were partially offset by a decrease in the fair value of the warrant obligations ($417,000) and a decrease in the reserve for returns and bad debts ($269,000).

Net cash used for investing activities was $255,000 in the first nine months of 2002 compared to $661,000 provided by investing activities in the first nine months of 2001. Net cash used for investing in 2002 resulted from purchases of property and equipment ($122,000) and an increase in other assets ($133,000).

Net cash provided by financing activities was $4,988,000 in the first nine months of 2002 compared to $284,000 used for financing activities in the first nine months of 2001. Net cash provided by financing was derived from the proceeds from the issuance of two convertible promissory notes and warrants to SDS in January 2002 and August 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Effective August 22, 2002, our common stock was delisted from trading on The Nasdaq SmallCap Market(SM) for failing to comply with the $1.00 minimum bid price requirements. Our common stock is now traded on the OTC Bulletin Board under the stock symbol (OTC BB:VRTL.OB).

We have reported operating losses from continuing operations for each of the most recent five fiscal years. For the nine months ended September 30, 2002, we reported operating losses of $10,834,000, which included a goodwill impairment charge of $4,795,000, and negative cash flows from operations of $6,780,000. As of September 30, 2002, we had an accumulated deficit of $94,563,000 and negative working capital of $255,000, which included cash of $755,000. During the first quarter of 2002, we received net proceeds of approximately $3,395,000 from the sale of a convertible promissory note and the issuance of a common stock warrant, and on August 13, 2002, we received net proceeds of approximately $3,040,000 from the sale of a second convertible promissory note and the issuance of another common stock warrant (See Note 4). We used $1,500,000 of the proceeds of the second note to partially repay the first note. Substantially all of the remaining proceeds from these transactions were used by us during the nine months ended September 30, 2002. These operating losses and negative cash flows raise substantial doubt about our ability to continue as a going concern and, therefore, we may be unable to realize our assets and discharge our liabilities in the normal course of business. Our plans to overcome these conditions include increasing revenues, further reducing expenses and raising additional debt and equity capital.

In the first half of 2002, we added additional sales personnel with the intention of increasing revenues. Since the beginning of the year, we have reduced the total number of employees by approximately 40% and implemented other cost reduction initiatives. We continue to look for cost reduction opportunities and we expect that our quarterly cash expenses for the fourth quarter of 2002 will approximate $3,000,000. We expect to fund these expenses from operational cash flows. Although we continue to try to increase revenues and reduce expenses, we believe it is likely we may require additional financing in the first quarter of 2003 in order to fund planned operations for 2003. We continue to seek short term financing and a longer term financing solution. We cannot assure that we will be able to increase our revenues, or that additional expense reductions will be forthcoming, or that additional financing will be available to us, or, if available, on terms that will be satisfactory to us. If we are not successful in reducing our expenses or raising sufficient additional capital, or if we do not achieve revenues at levels sufficient to generate operating income, we may not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

As of November 18, 2002, our long-term liquidity needs consist of obligations under convertible promissory notes and operating lease commitments related to facilities and office equipment. As of September 30, 2002, we had $4,803,000 of debt outstanding in the form of two convertible promissory notes payable (See Note 4 to the Notes to Consolidated Financial Statements included in this quarterly report.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(a) Quantitative Information About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and investment risk. As of September 30, 2002, we had $755,000 of cash and cash equivalents with a weighted average variable rate of 1.11%, and no short-term investments. As of September 30, 2001, we had $4,485,000 of cash and cash equivalents and no short-term investments with a weighted average variable rate of 3.18%.

At September 30, 2002 we had long-term debt of $4,803,000 (see Note 4 to the Notes to Consolidated Financial Statements included in this quarterly report) related to two convertible promissory notes payable to SDS Merchant Fund L.P. and no short-term debt. At September 30, 2001, we had no short or long-term debt.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

relating to hedging. There can be no assurance that any hedging techniques implemented by us would be successful or that our results of operations will not be materially adversely affected by exchange rate fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b) Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries is a party to, nor is our property the subject of, any material pending legal proceeding. We may, from time to time, become a party to various legal proceedings arising in the normal course of our business.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Note 4 of our Notes to Consolidated Financial Statements included in this quarterly report includes a discussion of the equity securities (described as the Second Note and Second Warrant) we sold to SDS Merchant Fund, L.P. during the quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Defaults on Convertible Secured Promissory Notes - As a result of our common stock being delisted from The Nasdaq SmallCap Market, effective August 22, 2002, we are in default under the terms of our outstanding convertible securities (defined as the First Note and the Second Note, and the First Warrant and the Second Warrant) identified in Note 4 of our Notes to Consolidated Financial Statements included in this quarterly report. As a consequence of such defaults, the holder of the notes and warrants could demand repayment of the notes at the prepayment price (115% of principal outstanding), could convert the remaining principal on the notes (which would significantly dilute the holdings of our current shareholders), or exercise or otherwise enforce any on or more of their other rights under the applicable agreements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

OTHER INFORMATION (continued)

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The exhibits required to be furnished are listed in the Exhibit List following this Report

(b)  REPORTS ON FORM 8-K

We filed a Current Report on Form 8-K dated July 2, 2002 in connection with our announcement that we had entered into a Note and Warrant Purchase Agreement with SDS Merchant Fund, L.P. pursuant to which SDS agree to purchase a $3,100,000 senior secured convertible promissory note and accompanying warrant from us.

We filed a Current Report on Form 8-K dated September 17, 2002 in connection with the resignation of Deloitte & Touche LLP as our independent public accountants.

We filed a Current Report on Form 8-K\A dated October 31, 2002 in connection with the engagement of BDO Seidman, LLP as our independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTEL CORPORATION

(Registrant)

Date: November 19, 2002	/s/ CRAIG S. SCOTT

Craig S. Scott Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Certification

I, Craig S. Scott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vertel Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	/s/ CRAIG S. SCOTT

Craig S. Scott VP Finance & Administration, Chief Financial Officer and Secretary.

Certification

I, Marc E. Maassen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vertel Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	/s/ MARC E. MAASSEN

Marc E. Maassen President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

2.1

Agreement and Plan of Reorganization and Liquidation, dated May 30, 2001, by and between Vertel Corporation and Trigon Technology Group, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated May 30, 2001, Commission File No. 000-19640).

3.1

(and 4.1)  Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Commission File No. 000-19640).

3.2

(and 4.2)  Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 27, 1997, Commission File No. 000-19640).

3.3

(and 4.1)  Certificate of amendment to Registrant’s Articles of Incorporation, as filed with the California Secretary of State on April 7, 1998, changing the Company’s name to Vertel Corporation (incorporated by reference to Exhibit 3.5 of the Registrant’s Current Report on Form 8-K dated April 7, 1998, Commission File No. 000-19640).

3.4

(and 4.3)  Preferred Shares Rights Agreement dated as of April 29, 1997 with Chase Mellon Shareholder Services, LLC (incorporated by reference to Exhibit 1 of the Registrant’s Registration Statement on Form 8-A filed on April 30, 1997, Commission File No. 000-19640).

4.4

Note and Warrant Purchase Agreement dated August 31, 2001 by and between Vertel Corporation and SDS Merchant Fund, L.P. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated August 31, 2001, Commission File No. 000-19640).

4.5

Form of $3,500,000 Convertible Promissory Note dated August 31, 2001 by and between SDS Merchant Fund, LP (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated August 31, 2001, Commission File No. 000-19640).

4.6

Warrant dated August 31, 2001 by and between Vertel Corporation and SDS Merchant Fund, LP (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated August 31, 2001, Commission File No. 000-19640).

4.7

Note and Warrant Purchase Agreement dated July 2, 2002 by and between Vertel Corporation and SDS Merchant Fund, LP (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 2, 2002, Commission File No. 000-19640).

4.8

Form of $3,100,000 Convertible Secured Promissory Note dated July 2, 2002 by and between SDS Merchant Fund, LP Note and Warrant Purchase Agreement dated July 2, 2002 by and between Vertel Corporation and SDS Merchant Fund, LP (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated July 2, 2002, Commission File No. 000-19640).

4.9

Warrant dated July 2, 2002 by and between Vertel Corporation and SDS Merchant Fund, LP (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated July 2, 2002, Commission File No. 000-19640).

4.10

Security Agreement dated July 2, 2002 by and between Vertel Corporation and SDS Merchant Fund, LP (re: July 2, 2002 promissory note) (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K dated July 2, 2002, Commission File No. 000-19640).

4.11

Security Agreement dated July 2, 2002 by and between Vertel Corporation and SDS Merchant Fund, LP (re: January 3, 2002 promissory note) (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K dated July 2, 2002, Commission File No. 000-19640).

4.12

Registration Rights Agreement dated July 2, 2002 by and between Vertel Corporation and SDS Merchant Fund, LP (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K dated July 2, 2002, Commission File No. 000-19640).

4.13

Waiver re: requirement of continued listing on The Nasdaq National Market in the Note and Warrant Purchase Agreement dated August 31, 2001 by and between Vertel Corporation and SDS Merchant Capital, L.P. and the $3,500,000 Convertible Promissory Note dated January 3, 2002 (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K dated July 2, 2002, Commission File No. 000-19640).

4.14

Waiver re: 200% share reservation requirement in the Note and Warrant Purchase Agreement dated August 31, 2001 by and between Vertel Corporation and SDS Merchant Capital, LP, the $3,500,000 Convertible Promissory Note dated January 3, 2002, the Warrant dated August 31, 2001 by and between Vertel Corporation and SDS Merchant Capital, LP and the Registration Rights Agreement dated August 31, 2001 by and between Vertel Corporation and SDS Merchant Capital, LP (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K dated July 2, 2002, Commission File No. 000-19640).

10.1	1991 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1992, Commission File No. 000-19640).

10.2

Form of subscription agreement under 1991 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1992, Commission File No. 000-19640).

10.3

Amended 1996 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.75 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.4

Form of Option Agreement under 1996 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.75 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.5	Amended 1998 Stock Option Plan (incorporated by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.6

Form of Option Agreement under 1998 Stock Option Plan (incorporated by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.7

Vertel Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.81 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 000-19640).

10.8	2001 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 5.1 of the Registrant’s Current Report on Form 8-K dated May 30, 2001, Commission File No. 000-19640).

10.9	Form of Notice of Stock Option (incorporated by reference to Exhibit 5.2 of the Registrant’s Current Report on Form 8-K dated May 30, 2001, Commission File No. 000-19640).

10.10

Grant and Form of Stock Option Agreement with attached Notice of Exercise (incorporated by reference to Exhibit 5.3 of the Registrant’s Current Report on Form 8-K dated May 30, 2001, Commission File No. 000-19640).

10.11

Lease Agreement between the Registrant and Moorpark Associates, a California Limited Partnership, dated February 5, 1993 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended January 2, 1993, Commission File No. 000-19640).

10.12

Lease Agreement between the Registrant and Nomura-Warner Center Associates, LP, dated November 26, 1996 (incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the year ended December 28, 1996, Commission File No. 000-19640).

10.13

Form of Retention Agreement between the Company and each of its officers (incorporated by reference to Exhibit 10.68 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 000-19640).

10.14

Employment Agreement between the Company and Tonia G. Graham dated July 5, 2000 (incorporated by reference to Exhibit 10.82 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 000-19640).

10.15

Employment Agreement between the Company and Craig S. Scott dated December 1, 2000 (incorporated by reference to Exhibit 10.83 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 000-19640).

Number	Description

10.16

Non-Competition and Non-Disclosure Agreement between the Company and Alex Kuo dated May 30, 2001 (incorporated by reference to Exhibit 10.87 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 000-19640).

10.17

Form of Indemnification Agreement with the Company’s officers and directors (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 000-19640).

10.18

Employment Agreement between the Company and Marc E. Maassen dated October 11, 2001 (incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Commission File No. 000-19640).

10.19

Employment Agreement between the Company and E. Carey Walters dated January 1, 2002 (incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Commission File No. 000-19640).

10.20

Employment Agreement between the Company and David J. Baumgarten dated February 1, 2002 (incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Commission File No. 000-19640).

11.1	Statement re: Computation of per share earnings (filed herewith).

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 (filed herewith).

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (filed herewith).