Form 10-K
period 2002-12-31
VERTEL CORP
filed 2003-04-23
CIK 880458

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(818) 227-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

As of March 31, 2003 there were 34,534,253 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the stock held on that date by non-affiliates was approximately $2.6 million based on the closing price of $0.075 per share as reported by The Over-The-Counter Bulletin Board. As of June 30, 2002 the aggregate market value of the stock held on that date by non-affiliates was approximately $5.4 million based on the closing price of $0.16 per share as reported by The NASDAQ SmallCap Market.

INTRODUCTORY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed in this document are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These “forward-looking statements” include, but are not limited to: any projections of earnings or revenues, statements regarding improvements in margins, investments in research and development, increases in sales and marketing expenses or other financial items; any statements of the plans and objectives of management for future operations; any statements concerning proposed new products or services, including but not limited to any statements regarding leveraging professional services, enhancing mediation software products or any new products such as TicketExchange; any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.

In some cases “forward-looking statements” can be identified by the use of terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “potential” or “continue” or the corresponding negatives thereof or other comparable terminology. Although the Company believes that the expectations reflected in the “forward-looking statements” contained herein are reasonable, there can be no assurance that such expectations or any of the “forward-looking statements” will prove to be correct and actual results could differ materially from those projected or assumed in the “forward-looking statements.”

The Company’s future financial condition and results of operations, as well as any “forward-looking statements” are subject to inherent risks and uncertainties including, but not limited to, the risk factors as set forth on page 18 and other reasons described elsewhere in this document. All “forward-looking statements” and the reasons why results may differ that are included in this document are made as of the date hereof and the Company does not plan to update such “forward-looking statements” or the reasons why actual results may differ.

PART I

ITEM 1.    BUSINESS

General

Vertel Corporation is a telecommunications software and professional services company and a provider of mediation software solutions to communications companies, global enterprise businesses and their network and software vendors.

The Company has two sources of revenues: license and royalty revenues from software products and professional services revenues from custom network management solutions and product maintenance contracts. The Company’s product offerings are primarily targeted at the wireline, wireless and broadband market segments within the telecommunications industry.

Vertel’s software products are sold under the M*Ware™ brand name and provide complete integration and management solutions across the entire Telecommunications Management Network (TMN) standard hierarchy as well as emerging standards (i.e. NG-OSS) and technologies. This software is typically used to enhance connectivity for a variety of telecommunications hardware and software solutions.

History

Vertel Corporation was founded as Retix in 1985 and originally focused on software that governed communications among devices in a telecommunications network. In 1995, the Company released its first version of TMN software products and services. In 1996, the Company was divided into three distinct operating units, each with its own management structure. The three units were: Sonoma Systems, Inc., focused on software for internetworking; Vertel Corporation I, focused on software for telecommunications network management; and Wireless Solutions, Inc., focused on software applications for wireless telecommunications.

In 1997, the Company merged Wireless Solutions into Vertel I. In the same year Sonoma Systems, Inc. was restructured to focus solely on broadband access equipment for the telecommunications market. In January 1998, the Company ceased investing in Sonoma Systems and reduced its voting ownership to 19.9% as Sonoma Systems raised additional capital from outside investors. In December 1998, the Company sold its Series B and Series C preferred stock in Sonoma Systems to a party affiliated with Newbridge Networks Corporation. In October 2000, Nortel Networks Corporation acquired Sonoma Systems and the Company exchanged its remaining investment (principally consisting of $1.0 million of non-convertible, non-voting, Series A preferred stock) for common stock in Nortel Networks.

In 1998, Vertel Corporation I was merged into Retix to create the present day Vertel Corporation, Inc. The combined company concentrated efforts on network management software for the telecommunications industry.

In March 1999, Vertel Corporation acquired Expersoft Corporation, a developer and marketer of standards-based, high-performance CORBA software technology. The acquisition price of Expersoft was approximately $3,225,000 and consisted of cash ($3,000,000) and related acquisition costs ($225,000). The acquisition was treated for accounting purposes as a purchase. Expersoft Corporation was subsequently merged into Vertel Corporation in December 1999.

In May 2001, the Company acquired the assets of Trigon Technology Group, Inc. (Trigon), a privately held corporation providing network management tools and solutions. The Company provided 4.5 million shares of restricted common stock in exchange for the Trigon assets and the acquisition was treated for accounting purposes as a purchase. Subsequently, 675,000 shares held in escrow were returned in settlement of unresolved claims and expenses related to the acquisition.

Significant Events

Connectivity has always been the primary objective of Vertel. In 2001, the Company made the decision to develop a single mediation platform as the foundation for M*Ware—“Mediation Ware”—the cornerstone of the Company’s mediation and management solutions. In mid-2002, the Company launched M*Ware and throughout the second half of the year customers validated Vertel’s M*Ware strategy by upgrading to the new software or purchasing packaged solutions.

In conjunction with the M*Ware strategy, in December of 2002 the Company sold its e*ORB product line, related intellectual property rights and customer contracts to PrismTech Limited, a United Kingdom company. The agreement was for cash and royalty payments based on future e*ORB sales. Cash of $600,000 was payable over a 180-day period commencing with the closing date of the transaction. Royalty payments are payable monthly based on sales over the 24-month period commencing with the closing and were not to exceed an additional $600,000. As of April 1, 2003 all payments were made on schedule and only $100,000 remained to be paid.

Industry Background

Mediation, in the telecommunications marketplace, is a technology used to connect different types of hardware and software—essentially the connector or translator between different types of systems.

Management, in the same context, is the translation of network data into meaningful, actionable information that can be used to set and control the behavior of the network through the use of automated or semi-automated responses.

To maintain competitive and comprehensive service offerings, telecommunication operators must offer customer services across multiple networks and technologies. In doing so, it is imperative that these disparate components are able to communicate and exchange information. However, in many instances network components are not designed to operate or be managed together. For example, a variety of incompatible telecommunications protocols connect network elements to element management systems. In turn, these element management systems are connected to incompatible network management systems.

Operators are increasingly challenged by the complexity of integrating and managing multiple telecommunication networks and their components. The differences in systems force operators to develop complex custom adaptors and purchase a variety of separate Operational Support Systems (OSS) solutions that often require redundant staffs to coordinate and maintain the various system elements and technologies.

Technology Trends

As a result of continued shortcomings in connectivity and network management systems, the International Telecommunications Union (ITU), an organization of telecommunications companies and governments, identified the need for a standard to facilitate interoperability or the exchange of data among network management solutions. In 1994 the ITU established the Telecommunication Management Network (TMN) standard.

Today, the TMN standard is used globally in a number of telecommunication networks such as GSM (global systems mobile), SONET (synchronous optical networks) and SDH (synchronous digital hierarchy) and is predominant in the Asia/Pacific markets. However, a limitation of the TMN standard is that it is specific to the telecommunication industry. As a result, the adoption of TMN protocols has slowed significantly over the last two years as telecommunication providers and network equipment manufacturers have begun to look to general computing technologies, such as CORBA, for the next generation of telecommunication management solutions.

To resolve the differences between systems, technologies such as CORBA, Java, SNMP, Extensible Markup Language (XML), and other new and proprietary technologies are being developed and deployed in both equipment and software applications. Importantly, these technologies are more attractive than TMN because they are used in a wide number of other information-based industries, not just telecommunications. In addition, these technologies have been specifically designed to facilitate the exchange of data and there is a greater availability of knowledgeable software engineers experienced in these technologies.

The telecommunications industry hopes to increase the pace of innovation by making use of these technologies. However, in coming years the increased adoption of these new technologies and the differences in their protocols is expected to lead to an even greater need for convergent network mediation solutions.

Economic Trends

In addition to the technological challenges of operating complex networks, the telecom market as a whole faces new economic realities. The challenge is to leverage existing voice and data network investments, reduce implementation time, improve operating margins by reducing costs, integrate new standards and capabilities in a cost effective manner and manage the resulting complex networks, support systems and services effectively.

To leverage existing investments companies will need to find new technologies to communicate with existing legacy hardware and software and to more efficiently mediate and manage all aspects of the system. To reduce implementation costs these technologies must be easy to use and must integrate seamlessly with existing systems and standards. To manage efficiently and effectively, companies will need meaningful real-time information about the data flow over their networks in order to re-assign network resources, manage quality and deliver the level of service required in complex SLA (Service Level Agreement) commitments.

In addition, telecommunication service providers may also want to focus on specific technical and geographical domains. To offer sufficient service coverage and a wide portfolio of service offerings, providers may also need to work intensively with external business partners. For example, complex protocols and specialized electronic bonding systems have been developed to allow operators and service providers to share work order, outage, performance and billing data with their partners and customers. These solutions tend to follow one standard or another, but the investments in more established standards do not always provide the advantages of newer standards or technologies.

Market Opportunity

The Company believes the demand for mediation and management solutions will be fueled by continued economic pressure on telecommunication service providers and enterprise network operators. In addition, as restrained growth in new network investments occur, these same mediation and management solutions will need to deliver a more cost effective path for integrating new technologies as they arise. Service providers and enterprise network operators will demand that these systems allow for incremental new investments while also continuing to support the consolidation of existing investments.

M*Ware products and solutions satisfy these market demands. Vertel believes that by being a bridge between networks, customers and service providers, M*Ware mediation and management solutions provide greater efficiencies and are cost effective. In addition, M*Ware enables the Company to expand beyond traditional network management into two new market segments: telecommunications service providers and enterprise network operators. This will provide Vertel with greater growth opportunities than it otherwise would have attained with previous product offerings. In addition, M*Ware will reduce the Company’s dependency on a single market segment that likely faces its own business and financial challenges.

As 2003 continues to develop and 2004 approaches, many analysts believe investments in new network technologies will begin to approach the rate of growth experienced in the early to mid-1990s. When that occurs, the Company believes its customers are well positioned to cost effectively integrate those new investments into their existing network infrastructure. As a result, Vertel expects its growth will track closely to the growth in spending on OSS solutions.

The addition of two new market segments will also enable Vertel to grow at a rate greater than it would have experienced without the M*Ware strategy. This multiple market strategy will also reduce the dependency and associated business challenges Vertel has faced when its primary market segment faced business and financial challenges.

M*Ware Strategy

The initial release of M*Ware’s core mediation platform was introduced in early 2002 when Vertel had five separate solutions for the marketplace: mediation, network management, ticket exchange, TMN tools and CORBA middleware. Each solution had its own product line, customer base and, in most instances, business support unit within the Vertel organization.

The first general availability release of M*Ware was introduced in June 2002. This version completely integrated Vertel’s mediation and management products into a single product line with one platform that could perform both mediation and management capabilities with the dynamic addition of adaptors and services. Adaptors are interfaces to hardware and software while services are the business logic responsible for transforming data to actionable information and events.

The second release, M*Ware 6.1, was introduced in November 2002. This version integrated TMN tools and Ticket Exchange products as well as delivered new functionality necessary for Quality of Service (QoS) and Service Level Agreement (SLA) management. This release also provided M*Ware with a single development environment based on Model Driven Architecture (MDA) technology.

M*Ware 6.1 completed the consolidation of Vertel’s products and re-introduced the full line of mediation, management, and exchange solutions under the M*Ware brand. As a result, M*Ware 6.1’s products and solutions offer customers a tightly integrated alternative to the products and solutions they already have in global production. Additional releases for M*Ware are under development for release in 2003.

The primary data mediated by M*Ware is network: fault, performance, configuration and security data. Therefore M*Ware is complementary to billing mediation that transforms usage/billing data. M*Ware management capabilities are extensions to the mediation platform and capture and translate data into information and actionable provisioning and configuration, monitoring, security, and repair events.

Upgrading to M*Ware has provided customers with a variety of cost effective new options including dramatic performance and functionality improvements. As an example, customers have:

•	Upgraded to M*Ware with minimal re-development effort;

•	Added new functionality to existing solutions; and

•	Experienced performance improvement of close to 90%.

One of the features customers appreciate the most is the flexibility M*Ware provides by supporting a wide variety of platforms, databases and reporting tools, including public domain products. This strategy delivers the greatest possible flexibility and creates new options for customers to leverage existing investments.

Traditionally, Vertel’s customers had to either invest in significant numbers of development resources to keep up with the multiple standards and technologies or limit the capability and advantages of their data sharing systems. Now customers have a third option that leverages existing investments, gains access to the advantages of new technology and provides a migration path to upgrade to new technology solutions when the business is in a better position to make such investments. With M*Ware a customer is able to purchase one product that can be configured to address a portion of their management and mediation needs and later, cost effectively add another component to address new or increasingly difficult challenges.

M*Ware permits different protocol-based network elements to communicate and be managed as a single system. Without mediation and management solutions, customers would have to:

•	Develop and maintain expensive and complex custom adaptors

•	Purchase separate OSS solutions for various technologies

•	Maintain redundant staff trained in each technology

In addition to the decision to develop a single platform for M*Ware, the Company also decided to align all business units and product lines around the M*Ware mediation and management strategy. As a result, the Vertel management team developed a core set of objectives to guide efforts in 2002. These objectives were:

•	Leverage existing investments

•	Reduce operational costs

•	Improve customer service

•	Allow for cost-effective integration of future investments

Early in 2002, Vertel began to consolidate these separate businesses and products around the new M*Ware strategy—essentially consolidating five business units into one. These consolidations reduced operating expenses through the elimination of redundant business functions.

M*Ware Products and Services

In 2003 the Company’s operational objectives are to focus on solid business execution and revenue growth from the following market opportunities:

Mediation and Management Products:  These include tools that allow customers to build and test their own connectivity, mediation, management and exchange solutions or to extend the standard M*Ware solutions provided by Vertel. These products are primarily sold through the Company’s direct sales force to independent software vendors (ISVs) and network integrators, as well as network equipment manufacturers.

M*Ware mediation and management products yield license and maintenance revenues from direct sales as well as royalties whenever a customer deploys M*Ware solutions within products they sell to their customers. In some cases service providers and enterprise IT organizations also purchase M*Ware product components and development environments to accelerate custom network connectivity and management efforts addressed by their in-house development staffs. These sales are also principally made by Vertel’s direct sales force and also yield development and production deployment licensing fees.

Mediation and Management Solutions:  These include proprietary developed off-the-shelf solutions developed by Vertel based on the M*Ware product line. These solutions are primarily sold by the direct sales force to telecommunications service providers, enterprise IT organizations and equipment manufacturers. In each case M*Ware Solutions are sold as deployment licenses and may include the additional sale of professional services (such as configuration and implementation services) or development licenses that grant in-house developers the right to perform their own configuration and extension work.

Professional and Support Services:  These primarily include M*Ware product and solution implementation, training and related support services to customers. They may also include implementation, training and support of custom connectivity, mediation and management solutions that in general can only be performed by staff that has had training and experience similar to Vertel’s professional services, development and support organizations.

In the future, the Company intends to focus efforts on packaging and delivering capabilities around the following three suites of already-developed products, solutions and services:

M*Ware Mediation and Management Products

The M*Ware product line is based on a flexible, self-managed, mediation platform that supports dynamically activated services (modules providing specific business functions) and adaptors which support a variety of standards-based protocols and application interfaces. The M*Ware product line also offers a development environment that allows developers to use model driven development tools and techniques to automate a substantial portion of custom service and adaptor development including associated database and self management configurations. With M*Ware, any type of network management application solutions (mediation, management or exchange) can be developed and/or configured.

There are four groups of M*Ware Product components:

Mediation Engine: Self-managed solutions that supports a variety of platforms, databases, orbs, and reporting tools

Adaptors: Interfaces that provide connectivity to hardware and applications

Services: Business logic that converts network data to actionable events

Development Environment: Test and Model Driven Architecture (MDA) tools including simulators, protocol stacks and a compiler suite.

M*Ware Component Architecture

M*Ware Mediation Engine:  The M*Ware Mediation Engine provides the platform for translation and routing of all network data that passes through an M*Ware-based solution. The Mediation engine collects fault, performance, configuration and security data from activated adaptors, translates and stores this data in a Common Information Model (CIM) and notifies activated services of specific data-driven events. The M*Ware CIM is also accessed by those components within M*Ware Services that are responsible for translating network data into network information that is also stored in the CIM.

M*Ware Adaptors:  M*Ware interfaces to network elements and systems using advanced adaptor technology. Adaptors +communicate fault, configuration, performance, and security data using such technologies as CMIP, SNMP, TL-1, ASCII, CORBA and XML. All adaptors provide both northbound and southbound functionality for networks and applications connectivity. M*Ware also includes a set of off-the-shelf application adaptors (such as adaptors for Remedy ARS, Siebel e-business and Clarify products) and development tools that can be used to build custom adaptors.

M*Ware Services:  The M*Ware product-line provides all the software components, M*Ware Services, needed to manage network information. M*Ware Services include pre-packaged business logic responsible for translating raw network data into information that can be acted upon. The services also automate the actions necessary for provisioning and configuration, monitoring and repairing complex networks. M*Ware Services also store transformed information and event detail in the M*WARE CIM for later access in reporting and analysis.

M*Ware Services support the following standards-compliant business functions: House Keeping, Alarm Management, Performance, Topology, Inventory, Event, Log, Naming, Activity, Downstream Transport, Profile, Scripting, Inventory Discovery, Network Discovery, Software Management, Audit, Delayed Activation, Request Multicast, Protection Switching, Connection Management, Test Management, Fault Tolerance, Rules-based Mediation, Script-based Mediation, Trouble Ticket Management, and Simple Scanner. Additional services are constantly under developed by Vertel and custom services can easily be developed using the M*Ware Development Environment.

M*Ware Development Environment:  The M*Ware Development Environment (DE) is based on Model-Driven Architecture and includes compilers, simulators, protocol stacks and other technologies that greatly reduce the time required to configure and test adaptors, services, data bases and mediators. M*Ware DE tools also have been proven to significantly accelerate the in-house development of custom network integration, mediation and management solutions.

M*Ware Development Environment Process

M*Ware Mediation and Management Solutions

Vertel has developed an off-the-shelf suite of network mediation and management solutions that can dramatically improve the integration and management of complex networks. These solutions can be quickly deployed to address specific business challenges. Once an M*Ware Solution has been deployed, customers can cost effectively activate additional M*Ware functionality addressing other costly business challenges or enabling integration of new network investments. The M*Ware Mediation and Management Solutions to date include: Mediation, Convergent Network Management, and Exchange.

M*Ware Mediation Solutions:  M*Ware Mediation enables convergence and can be a very attractive alternative for replacing networks and/or support systems and can significantly extend the lifetime of existing resources. M*Ware mediation supports all major network equipment and protocols covering fault, configuration, performance and security data. M*Ware offers two different types of mediation: dynamic mediation and compiled mediation.

Compiled Mediation provides the highest performance and can address the most complex distributed mediation solutions. Dynamic Mediation provides the flexibility to change business logic or add new functionality to a mediation component of a running system. Both solutions offer distributed protocol and application mediation that provides a highly scalable solution to network protocol and OSS application integration.

M*Ware Convergent Network Management Solutions:  M*Ware Convergent Network Management includes multiple technology umbrella management, service management, network management and element management.

Integrated or umbrella management are rapidly becoming key requirements for service providers. Without a seamless, highly automated control system, correlating the events in different networks with services offerings and customers is next to impossible. Without this capability delivering and managing to specific SLA objectives is extremely difficult.

M*Ware Convergent Network Manager delivers a new network management strategy to Vertel’s customers. A single system with complex distribution capabilities can now manage elements, network-to-network connectivity, service availability and customer impact analysis. For example, service providers and enterprise IT organizations can use a portion of the M*Ware Convergent Network Management to improve the ability to configure, monitor or manage a complex or highly proprietary network device. Customers can then enhance this basic use to manage collections of disparate devices thereby expanding M*Ware capabilities based on internal business priorities and budget. Providing customers with the ability to grow a single solution from element management to complex umbrella management is critical to leveraging their existing network investment.

Supporting multiple network technologies and management systems in a single platform allows customers to dramatically reduce operational costs and offers a cost effective method for quickly integrating future investments.

Relating network problems to impacted customers and to their specific applications within a common platform enables customers to transition from managing devices to managing service availability and customer satisfaction. M*Ware Convergent Network Manager provides a set of plug-in services that perform this customer service correlation to perfection.

SLA Demands Driving Convergent Network Management

M*Ware Exchange Solutions:  Manual interfacing processes between communication service providers and their partners and customers dramatically impact operational costs and service quality. New, complex services like 3G require intense collaboration between different network, access and content providers. M*Ware Exchange automates telecommunications electronic bonding processes and allows customers to focus on core capabilities and efficiently leverage partners.

Electronic collaboration for networks and services requires more than basic document exchange. Development and maintenance of complex content, process, application interfaces and end-to-end monitoring are all difficult challenges. M*Ware exchange is capable of addressing all of these specific challenges and is designed to extend the automated enterprise.

M*Ware Ticket Exchange automates the exchange of trouble tickets between existing CRM systems and reduces the cost of Customer Care with every interaction between the internal helpdesk, business partners and customers. In addition, M*Ware Ticket Exchange interfaces to popular systems such as Remedy, Clarify, Siebel and Peoplesoft. M*Ware Ticket Exchange also supports telecom-specific standards such as T1.227/228, X.790 and newer interfaces such as OSS-J TT.

M*Ware Fault Exchange goes a step further and mutually informs service providers, their partners and customers about real-time network and service fault, performance, configuration and security events. Manual errors are avoided and the efficiency of notification, diagnosis and repair processes is increased.

M*Ware QoS Exchange provides the final piece of the partnering puzzle by performing real-time correlation and exchange of SLA issues and repair statuses.

The Company typically warrants products for thirty days and, as of year-end, there have been no significant product warranty issues.

Professional and Support Services

In part, successful adoption of M*Ware depends on the ability of telecom service providers, network operators, network hardware and software vendors as well as systems integrators to implement these solutions and utilize Vertel’s Mediation Framework quickly and cost-effectively. As such, Vertel has a fully dedicated professional services group as well as a technical support group.

Professional Services Group:  The Company’s Professional Services Group works with systems integrators, application developers and in-house engineers to enable customers to deploy a complete solution. Professional services include program management, system analysis and design, source code porting, conformance testing and certification as well as custom application development. Professional services are generally provided based on a detailed statement of work. Staff located in Poland, Germany and the United States provides these services.

M*Ware solutions provide customers with turnkey projects for mediators that integrate management systems. Mediation-based projects typically mediate between equipment, equipment management systems, network management systems or service management systems. Other possible projects include customization to create platforms or proprietary interfaces.

To ensure customer engagements are delivered on time, on budget and on functionality, Vertel has developed a standard, formal, project management methodology for use by its Professional Services staff worldwide. Precision / Predictable / Program Management, or (3) PMSM, defines the policies and procedures used by Vertel project managers to successfully complete customer engagements. These policies and procedures, together with a series of standard document templates, cover the entire project’s life cycle within five main components: business development, project definition, project delivery, project completion and program quality and control.

During the course of any customer engagement, it is critical that certain controls exist to ensure, at a minimum, that changes are adequately documented, communications channels established, schedules developed, base-lined and tracked, and sufficient status is provided to ensure quick verification of a project’s progress.

(3) PMSM templates provide the Vertel professional services project team with standardized tools that utilize best practices for program management activities including:

• Statements of Work	• Project Description Document

• Scope Statements	• Work Plans

• Project Schedule	• Requirements Definition

• Software/System/Design Specifications	• Test/Training/Transition Plans

• Change/Risk/Issues/Document Management	• Status Reporting

• Deliverable Review & Acceptance	• Project Completion

• Lessons Learned/Quality Review	• Customer Evaluation

Vertel’s Program Management Office constantly monitors (3) PM’s effectiveness to ensure it remains up-to-date when warranted based upon both the customer and project team feedback.

Technical Support Group:  M*Ware offers a broad range of technical support services to assist customers in designing and operating integrated solutions. Support consists of the following services:

Training:  The Company trains customers on a per-product basis. Training services range from detailed technical tutorials on technology products to product configuration, management and training on end-user products.

Product Support and Maintenance:  Vertel provides global coverage 24 hours a day, seven days a week with on-demand access to technicians and product support engineers. In response to a high demand for expert-level, on-site product support, the Company also offers on-demand service staffed by highly competent product experts. Staff located in US, Korean and European facilities typically provide this product support. Customers subscribing to product support and maintenance also receive periodic software updates and maintenance releases.

On-site Consulting:  Vertel’s software engineers are available for travel to customer sites for specified periods to consult on system design, training, customization and development support.

Customer Benefits

Vertel’s mediation and management products and solutions offer a number of benefits to telecommunications operators and equipment manufacturers, software vendors and telecom systems integrators serving telecom operators:

Improve Time to Market.    As opposed to independently developing protocols, connectivity software and management functions from scratch, the Company’s products and services enable customers to produce proprietary, standards-compliant network management solutions for their products faster and with fewer developers. M*Ware provides off-the-shelf standards-based software that customers can easily and quickly embed in their products and systems. This reduces development efforts and improves the quality of the overall end product. Vertel also offers turnkey services that solve critical service assurance functions with minimal, if any, customer development time.

Reduce Costs.    M*Ware software solutions enable telecommunications operators to reduce costs by efficiently managing diverse networks and network equipment with a single, integrated management system. Unlike many proprietary systems, M*Ware solutions do not require large, expensive technical organizations for additional development and maintenance. By employing standard interfaces and the latest in state-of-the-art technology, M*Ware solutions allow multiple systems to connect across applications, networks, vendors and systems. This interoperability enables telecom service providers to purchase the most cost-effective equipment from a broad range of vendors. In addition, by utilizing Vertel’s Professional Services Group customers can reduce the cost of their in-house development efforts.

Drive Incremental Revenues.  M*Ware’s network management solutions also enable telecommunications service providers to bring new functionality and services to market more rapidly by providing an integrated, standards-based suite of tools that facilitate the rapid development and deployment of new software applications and solutions across different telecom networks. For example, Vertel’s products have been used by telecommunications switch equipment manufacturers, operations support systems (OSS) vendors and telecommunications service providers to provide data collection information to support billing, trouble ticketing and inter-service provider exchange of management information.

Implement Complete Solutions. Successful implementation requires seamless vertical integration of network management and back office systems that are often based on disparate protocols. M*Ware provides the best commercially available suite of products and services with complete end-to-end solutions.

Preserve Existing Investments.    M*Ware solutions enable telecommunications service providers to continue to use and integrate their existing legacy systems with newer, standards-based systems. M*Ware manages CORBA, TL1 (Bellcore’s Transaction Language 1), SNMP and other legacy equipment and systems.

Enhance Partner and Customer Communications.    M*ware enables the deployment of systems that allow telecommunications service providers and network operators to manage new and existing services and equipment across multiple service provider networks. The products also enable enterprise network operators to deploy systems that manage the services of multiple service providers.

Competition

Competition in the market is intense and is characterized by rapidly changing technologies, evolving industry standards, the development of in-house or proprietary solutions, frequent new product introductions and rapid changes in customer requirements. Moreover, it is expected that the market will continue to experience new entrants in the foreseeable future.

To maintain and improve its competitive position, the Company must continue to develop or acquire, in a timely and cost-effective manner, new services, products and/or product features that keep pace with competitors’ offerings, technological developments and changing industry standards.

Vertel’s current and prospective competitors offer a variety of products and services to address focused problems in the network and systems management applications market as well as the mediation market. The Company’s strategy is to make these solutions work together to leverage customers’ investments in whatever technology they deem necessary to meet their business objectives and remain competitive.

Competitors for each product lines are as follows:

Mediation:  Competitors are primarily internal software development organizations and large consulting firms. Network mediation is very different compared to enterprise application integration. However, most customers already deploy EAI products in their BSS layer and use these tools to develop network integration solutions despite clear deficiencies. Companies such as Tibco, Vitria, WebMethods, BEA and IBM, as well as several smaller companies provide EAI products.

Network Management:  Competitors are primarily internal software development organizations and, to a lesser extent, smaller companies that provide products similar to components in Vertel’s Convergent Network Management product family. The Company continues to see some competition in the network and service management space from equipment manufacturers that have extended their element management offerings. These competitors typically face integration issues when building solutions incorporating disparate products.

TMN Tools and Services:  Competition in this market segment continues to shrink as TMN standards fall from favor within the telecommunications industry. However, integration between TMN and newer standards is still a growing market with primary competition coming from the in-house development of custom solutions.

Exchange:  Competitors include providers of hosted exchange services, gateway products, e-commerce products, extended EAI products and proprietary products. EAI and e-commerce products see the telecom market as additive and lack specialized features. However, since they may already provide more generic business services to telecom players, they remain a serious competitor.

Most of the specialized competitors focus on the US provisioning and billing/clearing market. Several have recently been acquired or ceased operations. Internal software development in this market continues to be the primary competition.

Many current and potential customers are continually evaluating whether to design, develop and support their own proprietary telecommunications network management systems and applications or purchase them from outside vendors. These customers have traditionally designed and developed their own software solutions internally for their particular needs and are often reluctant to purchase products offered by independent vendors. Nevertheless, a significant percentage of telecommunications network management solutions are still developed in-house. In addition, despite its limitations for deployment in public or very large enterprise networks, SNMP continues to serve as the de facto standard for managing enterprise data networks. As a result, the Company must continuously educate existing and prospective customers on the advantages of open management technology versus internal, proprietary telecommunication network management systems and management applications.

The global acceptance of Vertel’s technologies could lead to increased competition as third parties develop telecommunications network management systems and management applications. Some of these competitors may be able to respond more quickly to new technologies and changing customer requirements. These competitors may also be in a position to devote greater resources to the development, promotion and sale of their products. There is no assurance that Vertel’s development efforts can keep pace with current or potential competitors that may develop products comparable or superior to those developed by Vertel or adapt more quickly than to new technologies, evolving industry standards, new product introductions or changing customer requirements.

Proprietary Technology

The Company primarily relies on a combination of copyright, trade secret and trademark laws and nondisclosure and other contractual restrictions on copying and distribution to protect its proprietary technology. As part of confidentiality procedures, the Company generally enters into nondisclosure agreements with employees, consultants, distributors and corporate partners and limits access to and distribution of software, documentation and other proprietary information. It may be possible for a third party to copy or otherwise obtain and use Vertel products or technologies without authorization, or to develop similar technologies. The Company also routinely licenses portions of its source code to certain customers and distributors and there can be no assurance that the foregoing measures are adequate to protect proprietary technologies. In addition, products are licensed in other countries and the laws of such countries may treat the protection of proprietary rights differently or to a lesser extent than laws in the United States.

Dependence on Particular Customers

The Company continues to expand its customer base and broaden its sales constituency. These efforts have reduced the reliance on any one particular customer. Nevertheless, in 2002 the Company sold a substantial amount of products and services to several major customers. Verizon and Nokia accounted for 13.0% and 10.2% of net revenues, respectively. No other single customer accounted for more than 8% of net revenues in 2002. The loss of any one of these customers could have a material adverse affect on the Company. In 2001 Alcatel accounted for 14.5% of Company of net revenues. No other single customer accounted for more than 10%.

Sales, Marketing and Customers

The sales cycle for the Company’s products is lengthy and often entails providing a significant level of education to prospective customers related to the use and benefits of the products. As a result, the Company sells primarily through a direct sales, support and marketing organization of highly skilled technical sales people. In addition, the Company sometimes uses third-party agents in certain territories and distributor sales channels. On December 31, 2002 the direct sales, support and marketing organization consisted of 22 people, including agents.

The Company typically transacts business worldwide in U.S. currency. International revenues from export sales totaled approximately $3.0 million in 2002. Historically, there has not been a backlog of license sales because the Company is able to fill all license orders upon receipt of a firm purchase order.

See additional disclosures regarding international sales and assets located in foreign countries in Note 12 to the accompanying consolidated financial statements.

Research and Product Development

The Company expects to continually enhance M*Ware Product and Solutions and to develop new products to meet ever-changing customer requirements. A separate product management staff works with customers, industry experts and strategic partners to ensure existing products evolve and new products develop to satisfy market requirements. The Company’s future depends in large part on its ability to capitalize on core technologies by developing applications that utilize them, enhance existing products, develop new products, maintain technological competitiveness and meet a wide range of customer needs. The Company intends to continue to invest in research and development.

The Company’s research and development organization is located principally in Dallas, Texas and Poznan, Poland. In July of 2002, the Poznan center received its ISO9001 2000 certification. As of December 31, 2002, the research and development group consisted of 24 people. Research and development expense totaled $4.3 million, $4.0 million and $5.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Principal Offices

Vertel’s principal offices are located at 21300 Victory Boulevard, Suite 700, Woodland Hills, California 91367. The telephone number is (818) 227-1400 and the Company’s website address is www.vertel.com.

Employees

A continued decline in market conditions in 2002 led the Company to reduce the number of employees from 109 on January 1, 2002 to 91 on May 10, 2002 and then again to 64 on October 31, 2002. As of December 31, 2002 the Company employed 61 employees, of which 24 were primarily engaged in research and development activities, 18 in sales and marketing, 12 in professional services and support, and 7 in general management and administration. On February 28, 2003 the Company further reduced the number of employees to 47, including 16 in sales and marketing, 15 in research and development, 10 in professional services and support, and 6 in general management and administration.

The Company’s future performance depends significantly on the continued efforts of senior management and other key personnel in product development, support and sales. Future success will also depend, in large part, on the Company’s ability to attract and retain qualified personnel. The Company believes it can attract and retain qualified employees with competitive compensation in the form of salaries, benefits, equity participation and a workplace environment. The Company has no collective bargaining agreements with employees and has never experienced a work stoppage. The Company believes employee relations are good.

In October 2001, the Company’s President and Chief Executive Officer, Cyrus Irani, stepped down from his position to pursue other interests. Mr. Irani continued in a consulting capacity through March 2002 and remained a member of the board of directors until his resignation on August 15, 2002.

In October 2001, Marc Maassen was named President and Chief Executive Officer.

In January 2003, the Company’s Chief Financial Officer and Vice President of Finance and Administration, Craig Scott, stepped down from his position to pursue other interests. Concurrent with that announcement the Company retained T. James Ranney as interim Chief Financial Officer and Vice President of Finance and Administration.

Web Site Information

The Company currently does not offer hyperlinks to its financial statements or report filings with the Securities and Exchange Commission (SEC) on its web site but is working toward being compliant in the near future.

RISK FACTORS

There is Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The Company has reported operating losses from continuing operations for each of the most recent five fiscal years. For the year ended December 31, 2002 operating losses were $14,429,000. As of December 31, 2002 the Company had an accumulated deficit of $97,599,000 and negative working capital of $2,006,000, which includes cash and cash equivalents amounting to $881,000.

The inability thus far of the Company to generate sufficient revenues to offset expenses raises substantial doubt about Vertel’s ability to continue as a going concern and the Company may, therefore, be unable to realize assets and discharge liabilities in the normal course of business. The Company expects to continue to incur operating losses throughout the first half of 2003 and currently spends about $2.4 million per quarter in expenses. Management has approved a plan of operation for 2003 that forecasts modest sales growth and additional expense reductions. If the plan is met, the Company will require additional short-term borrowings to meet cash flow needs in 2003. If operating income is not achieved and Vertel is not able to raise additional equity capital the Company may not be able to continue as a going concern.

Vertel’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the classification and amounts of liabilities that may become necessary in the event the Company is unable to continue as a going concern.

If The Worldwide Economic Slowdown Continues, The Company’s Revenues May Continue To Decline And This Would Have A Material Adverse Affect On The Company

The telecommunications sector continued to languish in 2002. The slowdown in the U.S. economy that began in 2000 has caused many of Vertel’s customers to re-evaluate their purchasing strategies. This has lengthened an already lengthy and unpredictable sales process.

Many industry analysts predict that the softness within the telecommunications industry may continue through much of 2003. If the softness in the worldwide economy continues, the telecommunications industry will most likely continue to be adversely affected and in turn, the Company’s revenues may continue to decline.

The Company’s Quarterly Results Are Likely To Fluctuate Significantly And Any Negative Changes In Quarterly Results Will Likely Have A Material Adverse Affect On The Company’s Stock Price

A substantial portion of the Company’s revenues have been, and will continue to be, derived from a small number of large software orders placed by large organizations after their extensive evaluation and review. In addition, a significant portion of the Company’s software license revenues occur in the last month of each quarter, and frequently in the last weeks or even days of the quarter. As such, small delays in the timing of any one order may cause material fluctuations in operating results, particularly from quarter to quarter.

In addition, the Company’s quarterly operating results may vary significantly depending on factors such as: the capital spending patterns of customers; changes in the pricing policies of the Company or its competitors; increased competition; the cancellation of service or maintenance agreements; changes in operating expenses, changes in personnel, changes in demand for the Company’s products; the significance, number and timing of existing product enhancements and new product introductions as well as the timing of their announcements by the Company and/or its competitors; the mix of U.S. and international sales; the mix of direct and indirect sales; and other general economic conditions.

Based on these factors, the Company believes quarterly revenues and operating results will likely vary significantly in the future and that period-to-period comparisons of operating results may or may not be meaningful and may or may not be relied on as indicators of future performance. There is no assurance that revenues will increase or will be sustained in future periods or that the Company will be profitable in any future period. Furthermore, the price of the Company’s common stock will likely be materially adversely affected by negative fluctuations in the Company’s quarterly revenues and operating results.

The Company’s Stock Price Has Been Historically Volatile And Trading Was Moved From The NASDAQ National Market To The NASDAQ Small Cap Market And Then To The OTCBB After Successive De-listings In February and August 2002, Respectively. This May Make Shares Of The Company’s Stock More Difficult To Re-sell At The Time You Want And At Prices You Find Attractive

In general, the stock market and stock prices of technology-related companies in particular, have experienced extreme volatility that has at times been unrelated to the operating performance of any particular company or companies. In February 2002, NASDAQ notified the Company of its intent to de-list the Company’s securities from The NASDAQ National Market. In April the stock was de-listed and moved to The NASDAQ Small Cap Market. Subsequently the stock did not meet the $1.00 per share minimum bid price requirement and in August 2002 was de-listed from the NASDAQ Small Cap Market and moved to the Over-The-Counter Bulletin Board. As a result of these de-listings the Company’s stock is more thinly traded and the Company is in default under the terms of its outstanding convertible securities (First and Second Notes and Warrants) identified in Note 5 of Item 8: Financial Statements and Supplementary Data. As a consequence of such defaults, the holder of the notes and warrants could demand repayment of the notes at the prepayment price (115% of the principal outstanding), could convert the remaining principal on the notes (significantly diluting current shareholders), or exercise or otherwise enforce any one or more rights under the applicable agreements.

The Company’s stock price could become subject to wide fluctuations in response to factors such as the following: actual or anticipated variations in quarterly operating results, sales of substantial amounts of common stock; announcements of technological innovations, new products or services by the Company or competitors; changes in the financial estimates or recommendations of securities analysts; conditions or trends in the telecommunications industry; changes in the market valuations of other telecommunications software companies, Company announcements of significant acquisitions, strategic relationships, joint ventures or capital commitments; additions or departures of key personnel; general market conditions; or other events or factors, many of which are beyond the Company’s control.

In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. In the future, the Company may be the target of similar litigation. Securities litigation could result in substantial costs and significantly divert management’s time and resources, thereby causing the business to suffer.

If the Company’s stock price continues to be volatile or the stock becomes illiquid, it may become more difficult for shareholders to sell shares at a particular time or at an acceptable price, thereby adversely affecting the Company’s ability to raise additional capital.

If the Company’s Note Holders Convert Their Promissory Notes And Exercise Warrants, Existing Shareholders’ Interests Will Be Significantly Diluted; And Future Sales Of A Substantial Amount Of Company Stock Could Cause The Price To Fall

On January 3, 2002, the Company sold a convertible promissory note in the amount of $3,500,000 and issued corresponding warrants to purchase 800,000 shares of common stock. On August 13, 2002 the Company sold a second convertible promissory note in the amount of $3,100,000 and issued a corresponding warrant to purchase 2,625,000 shares of common stock. Pursuant to the terms of the August transaction, both notes are secured by all of the Company’s assets. In addition, $1,500,000 of the proceeds from the August note were used to reduce the outstanding principal balance on the January note.

To the extent that the convertible promissory notes are partially or entirely converted and related warrants are exercised, a significantly greater number of the Company’s common shares will be outstanding and will substantially dilute the interests of existing shareholders. If these additional shares were sold into the market, they could serve to greatly reduce the market price of the Company’s common stock and would likely encourage short sales that could result in further downward price pressure.

The Company’s common stock is thinly traded and the price is considered volatile. As a result, if a shareholder sells substantial amounts of common stock, including any shares issued on exercise of outstanding options and warrants and conversion of convertible promissory notes, the market price of the common stock could fall significantly as a result. Such sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price deemed appropriate. In addition, such sales could make it more difficult for the Company to obtain future financing when most needed and may affect its ability to execute operating plans.

If Certain Events Occur, The Company May Be Required To Pay Substantial Penalties To The  Note Holder

Under terms of the promissory note agreements, the Company is required to pay substantial penalties to the note holder under specific circumstances including, among others, the following: failure to pay principal or interest on the convertible promissory notes when due; failure to deliver shares of common stock upon conversion of the convertible promissory notes and exercise of warrants; failure to maintain the listing of common stock on The NASDAQ SmallCap Market for a period of five consecutive trading days; failure to comply with a request for conversion of the convertible promissory note or exercise of warrants; failure to maintain the effectiveness of the registration statement covering the shares of common stock required upon conversion of the promissory notes and exercise of warrants; failure to perform or observe any material covenants or conditions; making a material misrepresentation or false warranty; failure to obtain timely shareholder approval for the issuance of additional shares of common stock as required for the conversion of the promissory note and exercise of warrants,; failure to make payment of any indebtedness in excess of $100,000 or failure to perform any agreement or condition relating to the indebtedness that causes or permits or requires the acceleration or early repayment; the Company files for or consents to the filing of bankruptcy or makes or permits a general assignment for the benefit of creditors or appoints a trustee, receiver, custodian or liquidator for a substantial part of property or assets; or a proceeding or case is commenced against the Company seeking  (i) the liquidation, reorganization, moratorium, dissolution, winding up, or composition or readjustment of debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or (iii) a dissolution.

As of the date of this Form 10-K filing, the Company’s common stock has been de-listed as detailed above and the Company has failed to maintain sufficient authorized shares and to register the necessary shares to support the underlying convertible promissory notes and warrants as agreed. Although the holders of the notes and warrants could demand repayment of the notes at the prepayment price (115% of the principal outstanding), demand an increased interest rate during the period of default, seek money damages for lost stock sales opportunities during the period of default, convert the remaining principal on the notes (significantly diluting current shareholders), or exercise or otherwise enforce any one or more rights under the applicable agreements, the note holders have not advised the Company that it is in default or taken any other remedial action.

If The Company Does Not Achieve Its Operating Plan In 2003 And Is Unable To Raise Additional Working Capital, The Company Will Not Be Able To Successfully Deploy Products And Services And May Not Be Able To Continue Operating

The Company has reported operating losses from continuing operations for each of the most recent five fiscal years. The Company incurred net losses of $15.0 million, $12.1 million and, $5.3 million, for the years ended December 31, 2002, 2001 and 2000, respectively. Losses from operations were $14.4 million, $11.7 million, and $7.0 million for the same years. In 2002 the Company reported a negative cash flow from operations of approximately $6.6 million. At December 31, 2002, the Company had negative working capital of $2,006,000, which included $881,000 of cash and $1.8 million of net accounts receivable.

The Company believes that further headcount reductions in February 2003, coupled with the $500,000 raised in late March as well as other cost savings efforts that are underway, will see the Company through the near-term. However, if the Company does not achieve revenue targets or the degree of cost savings anticipated are not realized, the Company may not have sufficient cash to fund operations beyond the second quarter of 2003 and would be unable to continue as a going concern.

If The Company’s New Products Are Not Widely Adopted, The Company Will Likely Be Materially Adversely Affected

The Company’s future success will depend in large part on the ability to effectively maintain existing relationships and develop new relationships with telecommunications service providers. In 2002, the Company introduced its new M*Ware suite of product offerings based on Common Object Request Broker Architecture (CORBA). If a different protocol becomes the standard in the telecommunications industry, service providers will be less likely to purchase CORBA products. Telecommunications service providers have historically depended on proprietary systems and not standards. While the Company has invested substantial efforts to encourage the adoption of CORBA by service providers, Vertel does not have ultimate control over this process and cannot provide any assurance that CORBA will be ultimately adopted. Telecommunications service providers could adopt a competing standard or no standard at all. Similarly, they could adopt CORBA, but outside of Vertel’s projected timeframe. If telecommunications service providers adopt a standard other than CORBA, or adopt CORBA but not in a timely way or do adopt no standards at all, the Company’s business, operating results, financial condition and strategic position would be materially adversely affected.

If The Company Is Unable To Substantially Increase Its Customer Base For New Products, Or If The Company’s New Products And Services Do Not Adequately Address Customers’ Needs, The Company Will Be Materially Adversely Affected

The markets for M*Ware are characterized by rapidly changing technologies and frequent new product introductions. These markets are highly competitive and are subject to frequent technological changes. Vertel’s future success will depend on its ability to enhance existing products and to develop and introduce new products that achieve market acceptance on a timely basis.

Vertel’s largest current and potential competitors, such as Accenture, Compaq, Micromuse, NightFire, Hewlett-Packard, Microsoft, Sun Microsystems and Telecordia all have longer operating histories and greater resources than Vertel. As a result, the Company may not be able to effectively respond to changing customer requirements, new technologies or product developments by competitors.

As markets develop further, a number of companies with resources significantly greater than Vertel’s could attempt to increase their presence in the marketplace by acquiring or forming strategic alliances with competitors. If any new or enhanced Company products are not widely accepted by customers or if the Company is unable to successfully identify, develop, manufacture, market or support new products or if the Company is unable to respond effectively to changing customer requirements, technological changes, revisions in industry standards or competitive product offerings, the Company’s business, financial condition and operating results could be materially adversely affected.

Vertel expects new products and related services will account for a substantial portion of revenues in the near future. Since the Company expects to rely less on existing products for future revenues, factors adversely affecting the price or demand for new software solutions (such as competition for new products or lack of customer acceptance) could have a disproportionately adverse affect on the Company’s business, financial condition and results of operations.

Vertel’s International Sales Are Subject To Factors Outside Of The Company’s Control And Are Subject To Currency Fluctuations That Could Have A Materially Adverse Affect

Sales to customers outside the United States comprised approximately 36%, 38% and 30% of net revenues in 2002, 2001 and 2000, respectively, and in the near-term, the Company expects international sales will continue to account for a significant portion of net revenues. International sales and operations are subject to many factors beyond the Company’s control, such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political instability, trade restrictions and tariffs. Furthermore, since offices are maintained in different countries in order to facilitate sales, management must address differences in regulatory environments and cultures in those countries. If the Company were unable to successfully address these differences, the Company’s business, financial condition and results of operations would be adversely affected.

Although international sales are typically denominated in U.S. Dollars, weakness in foreign currencies could increase the cost of the Company’s products in foreign markets, resulting in a slow down or cancellation of sales. Fluctuations in exchange rates could also result in exchange losses. The Company is unable to adequately predict the impact of future exchange rate fluctuations and although it has not sought to hedge these risks, it may begin hedging such risks in the future. The Company’s business, financial condition and results of operations may be materially adversely affected by fluctuations in exchange rates.

If The Company Is Unable To Adequately Protect Intellectual Property Or If The Company Infringes On The Intellectual Property Of Third Parties, It Could Be Materially Adversely Affected

Vertel’s products are considered to be proprietary and the Company relies on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third party nondisclosure agreements and other methods to protect proprietary rights. The Company generally enters into confidentiality and invention assignment agreements with employees and consultants and routinely enters into confidentiality agreements with customers and potential customers to limits access to and distribution of source code and other proprietary information. Despite these precautions, however, a third party may be able to copy or otherwise obtain and use Company technologies without authorization or develop similar technologies independently. Furthermore, the Company conducts business in certain countries, such as China and Korea, which do not have laws that protect software and intellectual property rights to the same extent as the laws in the United States.

Some of the Company’s software does not contain any mechanisms to prevent or inhibit unauthorized use. Generally, the Company either requires the execution of an agreement that restricts copying and the use of products or provides for the same restrictions in a “break-the-seal” license agreement. The unauthorized copying or misuse of the Company’s products to any substantial degree could have a material adverse effect on the business, financial condition and results of operations. Furthermore, the Company cannot provide any assurance that the means employed to protect proprietary rights will be adequate. There are also no assurances that competitors will not independently develop similar technology.

Vertel has not received any claims by third parties alleging infringement on their proprietary rights nor is it aware of any threatened claims by third parties regarding any of the Company’s future product offerings. Any claim, with or without merit, could result in costly litigation, require the Company to cease using third-party products or require the Company to enter into royalty or licensing agreements. If required, such agreements could be on unfavorable terms.

The Company’s Future Growth Will Depend On Its Ability To Make And Successfully Integrate Additional Acquisitions That May Involve Risks

Vertel’s success depends on the Company’s ability to continually enhance and expand products and services in response to changing technologies, customer demands and competitive pressures. As a result, the Company has acquired complementary technologies or businesses in the past and may do so in the future. If Vertel is unable to identify suitable acquisition targets, successfully complete acquisitions or successfully integrate into existing business operations any acquired business, technology or personnel, the Company’s ability to increase product and service offerings could be greatly reduced. In turn, this could cause the Company to lose business to competitors and have an unfavorable impact on operating results.

Vertel is actively seeking to identify and acquire companies with attributes complementary to the Company’s existing products and services. In May 2001, the Company made its most recent acquisition. Any acquisitions involves numerous risks, including: diverting management’s attention from other business concerns; maintaining uniform standards, controls, policies and procedures; integrating the acquired businesses, technologies and other assets successfully into the existing business; and entering markets that the Company has limited or no direct prior experience to draw upon. The Company may also improperly evaluate new services and technologies or otherwise being unable to fully exploit the anticipated opportunities. If the Company inaccurately assesses any newly acquired businesses or technologies, Vertel may suffer.

Future acquisitions may involve the assumption of obligations or impairment charges related to goodwill and other intangible assets. In addition, in order to finance any future acquisition, the Company may need to raise additional funds through public or private financings. In this event, Vertel could become obliged to obtain equity or debt financing on unfavorable terms that may result in shareholder dilution.

The Company Faces Competition From Proprietary Solutions And Freeware

In a tightening economy, customers may be reluctant to purchase the Company’s products and services and rely instead on internally developed, proprietary solutions or freeware. Although these solutions may not be supported and may have higher long-term development costs, they do pose a market threat, particularly for the Company’s Mediation Framework and CORBA based product lines.

Changes In Governmental Regulations Could Make Products Less Marketable

The telecommunications industry is subject to regulation and control in the United States and other countries. As a result, the Company’s customers and the products they use are often subject to regulatory approvals from multiple organizations with varying standards. The enactment of new laws or regulations or amendment of existing laws or a change in the interpretation of existing laws by federal, state or foreign governments could adversely affect the Company’s products and the businesses of current and potential customers, thereby affecting the Company’s business, financial condition and operating results.

Certain Portions Of The Company’s Costs Are Fixed In The Short Term

Because only a small portion of Vertel’s expenses varies with revenue in the short term, net income may be disproportionately affected by a reduction in revenue, particularly since any reduction may not become apparent until the last days of a quarter. Similarly, to the extent any additional expenses are not subsequently followed by an increase in revenues, the Company’s business, financial condition and operating results could suffer. Furthermore, if revenue levels are below expectations, operating results are likely to be materially adversely affected.

Lengthy Sales Cycle Makes Revenue Projections Difficult

Vertel’s product offerings typically have lengthy sales cycles and are subject to delays beyond the Company’s control. The Company’s products are complex and the sales process often requires educating the customer on the uses and benefits of products and services. Customers often perform extensive evaluations and the decision making process often involves many different parties within the customer’s organization. Negotiations of license and service agreements are often time consuming and subject to multiple levels of executive approval. Furthermore, software product implementations typically involve a significant commitment by the customer over an extended period of time. Whether or not within the Company’s control, significant delays in the sales cycle or subsequent product implementation could materially adversely affect the Company’s business, financial position and operating results.

Fixed Price Arrangements Could Result In Losses

From time to time the Company enters into fixed price arrangements for professional services. If the work effort is miscalculated or priced incorrectly, fixed price engagements could result in losses. Furthermore, unanticipated delays in the implementation process or other complexities with the customer’s software or unforeseen circumstances could result in losses. The size, number and timing of such engagements could materially adversely affect the Company’s business, financial position and operating results.

Vertel’s Software Is Complex And Therefore Prone To Bugs And Potential Performance Issues

The development, enhancement and implementation of the Company’s products entail risks associated with product defects or failures. In the past the Company has discovered software bugs in certain of products and software solutions. Although to date there have been no material adverse effects from any software bugs, there can be no assurance that errors will not be found in the future in existing or new product releases. The complexities involved in implementing and customizing software solutions often bear the additional risk of performance failures or performance that is less than expected. Software errors and performance issues could result in implementation delays, loss of revenue, loss of market share, failure to achieve market acceptance or otherwise adversely impact the Company’s business, operating results and financial condition.

The Company Depends On Third Parties For Key Elements Of Its Technology

The Company licenses certain technology that is embedded in its products. While the Company believes this technology can be replaced, substantial time and effort may be required to do so. In the event the Company is unable to utilize this technology, operations could be materially adversely affected.

ITEM 2.    PROPERTIES

The Company’s principal administrative, sales, marketing and support facilities are located in Woodland Hills, California. Two additional research and development facilities are located in Dallas, Texas and Poznan, Poland. The Company’s headquarters in Woodland Hills consists of approximately 9,100 square feet and is subject to lease terms that expire in June 2005. Exclusive of headquarters, other worldwide field sales, research and development, and service offices consist of approximately 8,600 square feet with leases expiring in 2003. The Company believes that existing facilities are adequate for future foreseeable needs.

ITEM 3.    LEGAL PROCEEDINGS

Vertel is sometimes subject to certain legal proceedings and claims that arise in the normal conduct of business. Currently the Company is not a party to any material, pending legal proceeding nor is it aware of any that may arise that would have a material effect on the Company’s financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is quoted on the Over-The-Counter Bulletin Board (OTC-BB) under the symbol: VRTL-OB. Prior to August 2002, the stock traded on the NASDAQ Small Cap Market and prior to February 2002 the stock traded on the NASDAQ National Market. Until April 1998 the Company was known as Retix and traded on the NASDAQ National Market under the symbol: RETX.

The high and low closing bid prices of the Company’s common stock at the end of each quarter during the fiscal years ended December 31, 2002 and 2001 were as follows:

	2002 Quarters Ended
	March 31	June 30	Sept 30	Dec 31
Low bid	$0.28	$0.10	$0.06	$0.06
High bid	$0.68	$0.32	$0.13	$0.16

	2001 Quarters Ended
	March 31	June 30	Sept 30	Dec 31
Low bid	$1.28	$1.05	$0.68	$0.46
High bid	$4.13	$2.98	$1.25	$0.90

The forgoing prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

There were approximately 534 shareholders of record on March 31, 2003 and the closing bid price for a share of the Company’s common stock on The Over-The-Counter Bulletin Board was $0.075.

Dividend Policy

The Company has never paid cash dividends on its common stock and does not expect to do so in the foreseeable future. The Company expects to retain all available cash to fund operations and meet any debt requirements.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial information has been derived from Vertel’s Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

Five Years Ended December 31, 2002

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations:
Net revenues:
License	$4,988	$5,526	$9,578	$12,359	$12,564
License-related party	—	—	—	—	737
Service and other	3,390	5,067	6,820	7,456	5,066

Net revenues	8,378	10,593	16,398	19,815	18,367

Cost of revenues:
License	198	418	835	1,595	816
Service and other	2,688	6,886	5,420	5,726	4,784

Total cost of revenues	2,886	7,304	6,255	7,321	5,600

Gross profit	5,492	3,289	10,143	12,494	12,767

Operating expenses:
Research and development	4,347	3,977	5,170	7,319	6,639
Sales and marketing	4,796	5,897	6,978	8,194	6,389
General and administrative	2,986	3,082	3,512	4,307	3,014
G&A non-employee stock compensation	—	—	553	192	—
Goodwill amortization or impairment	7,792	1,807	952	754	—
Restructuring expense	—	259	—	641	—

Total operating expenses	19,921	15,022	17,165	21,407	16,042

Operating loss	(14,429)	(11,733)	(7,022)	(8,913)	(3,275)
Other income (loss), net	(551)	(436)	1,909	727	10,998

Income (loss) before provision for income taxes	(14,980)	(12,169)	(5,113)	(8,186)	7,723
Income tax benefit (provision)	21	31	(147)	427	(446)

Net income (loss)	(14,959)	(12,138)	(5,260)	(7,759)	7,277
Other comprehensive income (loss)	(100)	199	(262)	(40)	425

Net comprehensive income (loss)	$(15,059)	$(11,939)	$(5,522)	$(7,799)	$7,702

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.44)	$(0.39)	$(0.19)	$(0.31)	$0.31

Net income (loss)	$(0.44)	$(0.39)	$(0.19)	$(0.31)	$0.31

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.44)	$(0.39)	$(0.19)	$(0.31)	$0.29

Net income (loss)	$(0.44)	$(0.39)	$(0.19)	$(0.31)	$0.29

Consolidated Balance Sheet Data:
Working Capital (Deficiency)	$(2,006)	$1,102	$10,624	$9,514	$19,345
Total Assets	4,244	14,830	20,809	23,827	28,317
Shareholders’ Equity (deficit)	(622)	10,544	15,842	16,882	22,172

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company has reported operating losses from continuing operations for each of the most recent five fiscal years. For the year ended December 31, 2002 operating losses were $14,429,000. As of December 31, 2002 the Company had an accumulated deficit of $97,599,000 and negative working capital of $2,006,000, which includes cash and cash equivalents amounting to $881,000.

The inability thus far of the Company to generate sufficient revenues to offset expenses raises substantial doubt about Vertel’s ability to continue as a going concern and the Company may, therefore, be unable to realize assets and discharge liabilities in the normal course of business. The Company expects to continue to incur operating loses throughout the first half of 2003 and currently spends about $2.4 million per quarter in expenses. Management has approved a plan of operation for 2003 that forecasts modest sales growth and additional expense reductions. If the plan is met, the Company will require additional short-term borrowings to meet cash flow needs in 2003. If operating income is not achieved and Vertel is not able to raise additional equity capital the Company may not be able to continue as a going concern.

Vertel’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the classification and amounts of liabilities that may become necessary in the event the Company is unable to continue as a going concern.

Background

Vertel is a telecommunications software and services company with two lines of business: license revenues and royalties from software products and professional services revenues from software solutions and maintenance contracts.

The Company’s software license agreements generally do not provide for a right of return and are earned upon shipment. The Company maintains reserves for returns and potential credit losses; neither of which has had a material effect on results of operations or the Company’s financial condition through December 31, 2002.

Pursuant to the Company’s license agreements, licensees may distribute their products with binary or embedded versions of the Company’s software. Royalty revenues are due upon product shipment by the licensee or at the time run-time licenses are granted to their customers. The revenues often lag the sale of the original license agreement by as much as nine months due to the development time required by licensees to design and ship products to their customers.

The Company also offers professional services, including system design and engineering, custom application development, conformance testing and certification/application development. These services are typically based on a detailed statement of work and often take one to six months to complete. Revenues from professional services vary according to the size, timing and complexity of the project and are typically recognized based on the completion of certain project milestones or on a per diem basis. In certain cases, customers also reimburse the Company for non-recurring engineering efforts. Not all license sales involve professional services.

Technical support services consist of product support and maintenance, training and on-site consulting. Product support and maintenance fees have constituted the majority of technical support and service revenue.

The Company’s products and services are sold primarily through a direct sales force in the United States, Europe and Asia and, in certain instances, through third-party agents. Customers include telecommunications service providers and their customers, network equipment manufacturers, independent software developers and software platform vendors.

Critical Accounting Policies and Estimates

The Securities and Exchange Commission (SEC) recently issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the Company believes the following accounting policies that affect more significant judgments and estimates used in the preparation of consolidated financial statements, could be deemed to be critical within the SEC definition.

Allowance for doubtful accounts receivable.    The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate and result in an impairment of their ability to make payments additional allowances may be required.

Goodwill.    In June 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards (FAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS 142 requires that goodwill and other intangibles with indefinite lives should no longer be amortized, but rather tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. The Company adopted these pronouncements on January 1, 2002.

In accordance with these pronouncements the Company reviewed its goodwill on January 1, 2002. At that time, the Company’s market capitalization was in excess of $22.0 million as determined by the Company’s latest closing share price on NASDAQ. Since this amount exceeded the Company’s recorded equity of $10.5 million on that date, the Company concluded that goodwill was not impaired.

Throughout much of 2002 the telecommunications market continued to experience an unfavorable economic environment. Vertel experienced similar conditions during the year and the Company’s common stock share price and market capitalization declined significantly. As a result of these declines, the Company reviewed the carrying value of its goodwill at June 30, 2002 and recorded an impairment charge of $4.8 million. At December 31, 2002, the Company conducted its annual review of the carrying value of goodwill and recorded an impairment charge of $3.0 million. The Company retained a third-party valuation consultant to assist in determining the extent of goodwill impairment using the discounted cash flow method.

On December 31, 2002, goodwill amounted to $754,000, or 18% of total assets of $4.2 million. This goodwill is what remains of the goodwill recorded when the fair value of consideration exchanged in two acquisitions exceeded the fair value of the net assets acquired. Vertel acquired Expersoft in March 1999 and Trigon in May 2001 for primarily cash and shares of common stock. The Company made estimates and used its best judgment when determining the fair value of the assets acquired. The goodwill recorded in these transactions was $4,742,000 and $7,320,000 for Expersoft and Trigon, respectively.

Warrant Obligations.    On January 3, 2002, in connection with the first Note and the first Warrant Purchase Agreement with SDS, the Company issued SDS a warrant initially exercisable into 800,000 shares of Vertel common stock at an initial exercise price of $0.9988 per share. On August 13, 2002, in connection with the second Note and the second Warrant Purchase Agreement with SDS, the Company issued SDS a warrant initially exercisable into 2,625,000 shares of Vertel common stock at an initial exercise price of $0.20 per share. These financing transactions are more fully described in Note 6 of the Notes to Financial Statements included in this Form 10-K.

Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” requires that the Company initially classify the Warrants as a liability since the provisions of the agreements with the holder of the First and Second Notes and the First and Second Warrants could require the Company to pay cash to settle the warrant contracts. Accordingly, the Company recorded the fair value of the First Warrant of $428,000, net of the $77,000 discount arising from the allocation of the net proceeds to the First Note and First Warrant, as a warrant obligation on January 3, 2002, the transaction commitment date. The Company recorded the fair value of the Second Warrant of $255,000, net of the $29,000 discount arising from the allocation of the net proceeds to the Second Note and Second Warrant, as a warrant obligation on August 13, 2002, the transaction commitment date. EITF No. 00-19 requires that the carrying value of the warrant obligations be adjusted to their fair value on each reporting date. As of December 31, 2002, the fair value of the First Warrant was estimated at $87,000 and the Second Warrant was estimated at $285,000 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 2.76%, expected volatility of 225%, and no expected dividends. The decrease in the First Warrant fair value from January 3, 2002 to December 31, 2002 of approximately $341,000 was reflected as other income. The increase in the Second Warrant fair value from August 13, 2002 to December 31, 2002 of approximately $30,000 was also reflected as other income.

The fair value of the warrants has been determined using the Black-Scholes option-pricing model. A significant component of the Black-Scholes model is the fair market value per share of common stock. If the fair market value of Vertel common stock increases, the fair value of the warrant obligations would likely increase, resulting in a charge to other expense. If the fair market value of Vertel common stock decreases, the fair value of the warrant obligations would likely decrease, resulting in other income, as was the case for the first, second and third quarters of 2002. For example, if the fair market value of common stock on December 31, 2002 was $1.00 per share, the fair value of the First and Second Warrant obligations determined using the Black-Scholes model, assuming all other variables remain constant, would hypothetically have been approximately $798,000 and $2,613,000, respectively, resulting in a charge of approximately $2,728,000 to other expense for 2002. Conversely, if the fair market value of common stock in December 31, 2002 was $0.05 per share, the fair value of the Warrant obligation determined using the Black-Scholes Model, assuming all other variables remain constant, would hypothetically have been approximately $38,000 and $128,000, respectively, resulting in other income of approximately $517,000 for the year 2002. Given the volatility of the common stock price, the Company cannot predict the impact fluctuations may have on consolidated statement of operations for any future period. Furthermore, EITF No. 00-19 requires the Company to evaluate the classification of the Warrants as a liability as of each reporting date. To the extent there no longer exists a potential for the Company to be required to pay cash to settle the Warrant contract, the Company may be required to reclassify the carrying value of the Warrant liability to equity. If the fair market value of the Company’s common stock increases the fair value of the warrant obligation would likely increase, resulting in a charge to other expense. If the fair market value of the Company’s common stock decreases the fair value of the warrant obligation would likely decrease, resulting in other income.

Income taxes.    Deferred income taxes are provided for temporary differences between the financial statement and income tax basis of Company assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company has recorded a valuation allowance to reduce deferred tax assets to zero. If the Company is able to realize deferred tax assets in the future, an adjustment to deferred tax assets would increase income in the period such determination was made.

Fixed price service contracts.    Professional service contracts are typically fixed price contracts that are completed in six months or less. Revenues are recognized as work progresses using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. The Company uses this method since reasonably dependable estimates can be made of the revenue and costs applicable to various stages of a project. Recognized revenues and profits are subject to revisions as the contract progresses. Revisions in profit and cost estimates are charged to income in the period in which the facts that give rise to the revision are known. Estimated losses are recorded in the period in which the determination of loss is made. Revenues from non-recurring engineering projects are also typically recognized on a percentage of completion basis and follow the same principles as fixed price service contracts.

Results of Operations

Vertel’s consolidated financial statements include the results of operations of Trigon from its May 2001 date of acquisition.

The following table sets forth certain items from Vertel’s Statement of Operations as a percentage of net revenues:

	Years Ended December 31,
	2002	2001	2000
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	34.5	69.0	38.1

Gross margin	65.5	31.0	61.9
Operating expenses:
Research and development	51.9	37.5	31.5
Sales and marketing	57.2	55.7	42.6
General and administrative	35.6	29.1	21.4
General and administrative non-employee stock compensation	—	—	3.4
Goodwill amortization	—	17.1	5.8
Goodwill impairment	93.0	—	—
Restructuring expense	—	2.4	—

Total operating expenses	237.8	141.8	104.7

Operating loss	(172.2)%	(110.8)%	(42.8)%

Overview

The year 2002 was another challenging year for the U.S. economy and the telecommunications sector continued to be more adversely impacted than the economy as a whole. Telecommunications companies in Europe, and to a lesser extent in Asia, also experienced adverse economic conditions. These conditions have been predominate since the second half of 2000 and during this period a number of telecommunications service providers have ceased operations or sought bankruptcy protection. This in turn has impacted telecommunication equipment manufacturers and their revenues have generally declined. Historically, a significant portion of Vertel’s customer base is comprised of equipment manufacturers and the Company has seen many customers reduce their purchases of development software and consulting services while also announcing staff layoffs and the closing and selling of business units.

As a consequence, Vertel’s revenues have also declined significantly, including revenues from royalties as customers that imbed Vertel’s software in their products experienced reduced demand from their customers. The decline in Vertel’s revenues and the inability to reduce expenses commensurately led to increased losses in 2002 and had a significant impact on the Company’s cash position. As a result, Vertel must increase revenues, reduce costs, and/or secure additional funding in 2003 in order to continue operating as a going concern.

The Company expects equipment manufacturers will begin to see an economic recovery over the next several years, thereby increasing their acquisition of software products and services that will in turn stimulate demand for Vertel’s products and services. In the past year Vertel has enhanced its product offerings through the release of M*Ware and believes that these new products and solutions in combination with professional services will expand the Company’s current customer base and enable Vertel to enter into additional markets such as network data mediation.

Net Revenues.    Net revenues declined 21% in 2002, to $8.4 million, from $10.6 million in 2001 and reflected lower revenues for licenses and professional services. The decline followed a 35% drop in net revenues in 2001 and a 17% decline in 2000 when net revenues were $16.4 million. The downward trend began in the third quarter of 2000 and reflects the general economic downturn in the telecommunications sector and lower demand for TMN products. The decline in 2002 was wholly related to a decline in volume.

Sales to customers outside the United States comprised approximately 36%, 38% and 30% of net revenues in 2002, 2001 and 2000, respectively. Vertel has historically reported a high percentage of sales to such customers and expects international sales to continue to be significant. International sales in 2002 were hindered by the continued strong dollar against Asian and European currencies that reduced sales abroad both in quantity and average transaction size. If the dollar strengthens significantly, the Company will either become less competitive or will have to reduce prices in Asian and/or European markets. In addition, competition and price pressures for professional services could increase as competitors and customers continue to seek engineering services from lower cost countries such as China and India. Finally, any political or economic turmoil in the Company’s major Asian markets (China, Japan and Korea) could impact sales in the affected region.

License.    License revenues consist primarily of license fees and royalties derived from software products. The Company recognizes revenue from the licensing of software when persuasive evidence of a contractual arrangement exists and the underlying software products have been shipped.

Most customer contracts contain multiple software products or other elements, such as maintenance and professional services. The Company typically delivers all software products included in a multiple element contract shortly after the contract is executed, with any service elements, such as maintenance or professional services being provided to customers over a period of time, generally less than twelve months. Royalty revenues are recognized when a customer purchases license rights in advance on a non-refundable, non-cancelable basis or when run-time licenses are shipped under key controlled license agreements.

Historically license revenues have accounted for a substantial portion of total revenue. In 2002, license revenues declined by 9.7%, to $5.0 million, from $5.5 million in 2000. This continued a 42% decline in 2001, versus 2000, when license revenues were $9.6 million.

Service and Other.    Services and other revenues consist primarily of professional services, maintenance, technical support, non-recurring engineering projects, training and other revenues. Professional service revenues typically result from fixed price contracts to fulfill a statement of work for a customer project and are usually completed in six months or less. These revenues are recognized based on the percentage of completion method. Maintenance revenues are recognized ratably over the term of the maintenance contract. Revenues from non-recurring engineering projects are also typically recognized on a percentage of completion basis. Revenues from technical support, training and other categories are usually recognized when the service is performed and no obligations remain.

Service and other revenues declined 33% in 2002, to $3.4 million, from $5.1 million in 2001. The decline reflected $1.2 million in lower professional services as customer product development work slowed and $0.5 million in lower maintenance revenues due primarily to the expiration of maintenance contracts for older, discontinued products. Service and other revenues decreased by 26% in 2001 from $6.8 million in 2000 as a result of fewer and smaller professional service contracts (down $1.3 million) and lower maintenance revenues ($0.4 million) due to the non-renewal of maintenance contracts for older, discontinued products.

Cost of Revenues—License.    Cost of license revenues consists primarily of royalty fees paid to third-party providers of software that is embedded within Vertel’s software products. These costs also include the cost of reproducing and shipping software as well as issuing user documentation. Cost of license revenues decreased 53% in 2002, to $198,000, or 4.0% of license revenues. The decrease was primarily due to a shift in product mix away from products with embedded third-party software as well as a reduction in manufacturing personnel. The 2001 cost of license revenues of $418,000 decreased $417,000, or nearly 50%, from $835,000 in 2000 and reflected a similar shift in product mix. In 2003, third-party software fees will fluctuate with the product mix and could increase if the Company sells third-party products on a revenue-sharing basis. The corresponding margins in order in each of the last three years beginning in 2002 were 96%, 92% and 91%.

Cost of Revenues—Service.    Cost of service and other revenues consists primarily of expenses associated with performing professional consulting services, software maintenance and customer technical support such as telephone support, training services and non-recurring engineering services. These costs declined 61% in 2002, to $2.7 million, from $6.9 million, reflecting the decrease in professional service revenues and the absence of $1.1 million of expenses related to the introduction of TicketExchange, formerly known as WebResolve, as well as $583,000 of increased costs related to the absorption of Trigon’s professional services organization. Cost of service revenues was $5.4 million in 2000. The corresponding margins in order in each of the last three years beginning in 2002 were 21%, -36%, 21%.

Research and Development.    Historically the Company has made significant investments in research and development (R&D). The major components of these expenses are engineering salaries, benefits, fees to outside contractors, facilities and related overhead charges and depreciation expense primarily for computers and test environments and equipment. In some cases, customers reimburse the Company for R&D costs related to non-recurring engineering projects.

In late 2002, Vertel sold its e*ORB product line and has discontinued related R&D efforts. Nevertheless, research and development costs rose 9.3% in 2002, to $4.3 million, from $4.0 million a year earlier. The increase was largely due to increased outside services and the re-purposing of certain engineering personnel from the professional services organization to research and development in order to accelerate the completion of M*Ware. Research and development costs in 2001 were $5.2 million, a 23% decline from 2000. The decline primarily reflected lower expenses for payroll and related facility costs ($1.8 million) and travel ($149,000) offset by the addition of Trigon’s research and development organization ($804,000).

As a result of these changes in spending and lower revenues, research and development costs as a percentage of revenues increased to 54% in 2002, from 38% in 2001 and 32% in 2000. In February 2003 the R&D staff was reduced as a result of the absence of any need to further develop and support the e*ORB product line. As a result R&D expenses in 2003 are expected to be significantly lower.

Sales and Marketing.    Sales and marketing expenses consist primarily of direct sales and sales support personnel and the associated costs related to selling and marketing the Company’s products and services. These principally include salaries, commissions, benefits, travel, facilities and related overhead charges and other marketing expenses such as trade shows, web-site maintenance and collateral materials.

Sales and marketing expenses continued a three-year decline in 2002, falling by 19% to $4.8 million, from $5.9 million in 2001. The decrease reflected lower third-party commissions ($417,000) along with reduced payroll, commissions and fringe costs for employees ($241,000). Other marketing and public relations expenses in the form of trade shows, advertising and consultants were also down ($144,000). Nevertheless, the decline in expenses did not keep pace with the revenue shortfall and sales and marketing expenses as a percentage of revenues increased in 2002, to 67%, from 56% in 2001. Sales and marketing expenses decline 15.5% in 2001, to $5.9 million, from nearly $7.0 million in 2000, primarily as a result of lower commissions and reduced marketing and public relations activity in the form of trade shows, advertising and outside consultants. A significant portion of these savings was offset by the addition of the sales and marketing staff from Trigon. Expenses in 2000 were 43% of revenues.

The Company expects sales and marketing expenses to decrease in 2003 due to further staff reductions that occurred in February 2003. However, lower than anticipated net revenues in the first half of 2003 could lead the Company to make even further expense reductions.

General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and other related expenses of administrative, executive and financial personnel, as well as accounting, legal and other public company related costs including those of directors, shareholders and investor relations. These expenses decreased 3.1% in 2002, to just under $3.0 million, from nearly $3.1 million a year ago. Savings from lower expenses related to payroll and facilities ($230,000), directors ($59,000), shareholder ($44,000) and travel ($45,000) were partially offset by increased consulting and outside professional fees related to strategic initiatives ($336,000). General and administrative expenses decreased by 12.2% in 2001, from $3.5 million in 2000, primarily reflecting lower expenses for payroll, facilities, professional services and shareholders offset by additional administrative staff and related expenses from Trigon. As a percent of revenues, general and administrative expenses were 36%, 29% and 21% in the last three years beginning with 2002.

The Company expects general and administrative expenses will continue to decrease in 2003, reflecting additional staff reductions in February and a number of cost savings initiatives.

General and Administrative: Non-employee Stock Compensation.    There was $3,000 of charges for non-employee stock compensation in 2002 and none in 2001. There was a related non-cash charge of $553,000 in 2000 to reflect the value of stock options held by non-employee directors that vested in that year.

Goodwill Amortization/Impairment.    The Company’s initial goodwill resulted from the acquisition of Expersoft in March 1999 and Trigon in May 2001. The initial value of goodwill from these transactions was $4,742,000 and $7,320,000, respectively, or $12,062,000 combined. A summary of changes in goodwill since initial recording is as follows:

Goodwill recorded from the acquisition of Expersoft in March 1999	$4,742,000
Less: Amortization recorded in 1999	(757,000)
Less: Amortization recorded in 2000	(952,000)

Balance December 31, 2000	3,033,000
Goodwill recorded from the acquisition of Trigon in May 2001	7,320,000
Less: Amortization recorded in 2001	(1,807,000)

Balance December 31, 2001	8,546,000
Less: Goodwill impairment recorded in 2002	(7,792,000)

Balance December 31, 2002	$754,000

In accordance with SFAS 142, the company did not amortize goodwill in 2002. The Company retained an independent third party valuation consultant to test for goodwill impairments in 2002. In June 2002, the Company determined that goodwill was impaired due to the continued deterioration in the telecommunications and technology markets and the decrease in fair market value of the company. Using the Company’s best judgment and estimates of fair value based on discounted cash flows, the consultants determined that goodwill was impaired by $4,795,000 in June 2002.

At December 31, 2002, the Company retained the consultants to test goodwill for impairment. The consultants determined that goodwill was further impaired $2,997,000 by using the methods described above. Total impairments to goodwill in 2002 were $7,792,000 and this is reflected in a separate line item in the statement of operations as Goodwill impairment charges.

Restructuring Expense.    There were no restructuring expenses or benefits recorded in 2002. In the fourth quarter of 2001 the Company restructured operations to reduce operating costs. At that time the overall workforce was reduced by approximately 25% from the previous quarter. The costs of restructuring were determined to be $259,000 and included employee severance pay and the costs associated with vacating three facilities. As of December 31, 2002 there was no remaining accrued restructuring expenses remaining to be paid.

Operating Loss.    The Company incurred losses from operations of $14.4 million in 2002, versus losses of $11.7 million in 2001. Operating losses in 2000 were $7.0 million. The increased loss reflected lower revenues and the inability of the Company to fully shelter the decline with commensurate reductions in expenses.

Other Income (Expense).    In 2002, other expenses were $551,000 and consisted of interest expense related to the convertible promissory notes ($1,109,000) and the loss recognized on the partial repayment of the First Note with the proceeds of the Second Note ($531,000). These non-cash expenses were partially offset by a $600,000 gain on the sale of the Company’s e*ORB, a non-cash gain of $311,000 from the change in fair market value of the warrant obligations arising from the issuance of the convertible promissory notes and warrants, net sublet income of $98,000 and interest income of $30,000.

In 2001, other expense consisted primarily of non-cash impairment charges of $876,000 recognized on minority equity investments in Airtel ATN plc (Airtel), a non-publicly traded company whose value is difficult to determine, and Nortel Networks Corporation (Nortel), a publicly traded company whose share price has been highly volatile. The impairment charges were recorded because the Company believed these investments had experienced a significant decline in value that would not likely be temporary. These impairment charges were offset by interest income ($304,000) and net sublease income ($129,000).

In 2000, other income consisted primarily of a non-recurring gain on the sale of the Company’s remaining equity interest in Systems Wizards ($961,000), interest income ($713,000), net sublease income ($97,000) and a gain on the early termination of a capital lease ($55,000).

As of December 31, 2002, the Nortel investment was carried at its fair market value of $16,000, based on its aggregate trading price on the New York Stock Exchange. Future adverse changes in Nortel’s market conditions or poor operating results could result in a further decline in market value and possible further impairment in the future.

Income Tax Benefit/(Provision).    In 2002 the Company recorded a benefit from income taxes of $21,000, due primarily to the resolution of certain foreign tax liabilities. In 2001 the Company recorded a benefit from income taxes of $31,000 also due primarily to the resolution of certain foreign tax liabilities. No income tax benefit was recognized on pre-tax losses from operations of nearly $15.0 million in 2002. The same was true of the $12.1 million and $5.1 million of losses recorded in 2001 and 2000, respectively.

The Company recognizes deferred tax assets and liabilities based on differences between financial statement and tax bases of assets and liabilities using current, enacted rates. A valuation allowance equal to the total amount of net deferred tax assets of $53,816,000 at December 31, 2002 has been established. These net deferred tax assets could be realized to the extent the Company operates profitably in the future during the respective carryforward periods.

Liquidity and Capital Resources

Cash and cash equivalents totaled $881,000 on December 31, 2002, a decline of nearly $1,970,000 from the balance of $2,851,000 on December 31, 2001. The decrease in cash reflected a decrease in expenses that did not keep pace with the decline in revenues.

Net cash used for operating activities in 2002 was $6,607,000. The negative cash flow from operations was comprised primarily of a net loss ($14,959,000), decreased deferred revenue ($500,000), decreased accrued liabilities ($425,000), decreased accrued wages and related liabilities ($344,000), decreased accounts payable ($344,000), a decrease in the fair value of warrant obligations ($311,000), and the gain on the sale of e*ORB ($600,000). These amounts were partially offset by non-cash goodwill impairment charges of ($7,792,000), non-cash interest related to promissory notes ($1,056,000), decreased accounts receivable ($414,000) and non-cash depreciation and amortization expense ($437,000).

Net cash provided by investing activities was $97,000 in 2002 and resulted from purchases of property and equipment ($153,000), offset by the proceeds received from the sale of e*ORB ($250,000).

Net cash provided by financing activities totaled $4,581,000 in 2002 and included proceeds from convertible promissory notes of $6,435,000 offset by cash paid of $470,000 for financing costs, $670,000 for the acquisition of the beneficial conversion feature acquired in the repayment of convertible promissory note and $777,000 in repayment of convertible promissory notes. SDS Merchant Fund L.P. holds both notes.

Cash and cash equivalents at December 31, 2001 decreased by $7,976,000 to $2,851,000 from $10,827,000 at December 31, 2000. As of December 31, 2001 short-term investments totaled $1,096,000. The decrease in cash was primarily due to expenses relative to decreased revenue.

Net cash used for operating activities in 2001 was $8,172,000. The negative cash flow from operations was comprised primarily of a loss from continuing operations ($12,138,000), decreases in deferred revenue ($244,000), decreases in accounts payable ($435,000) and accrued wages and related liabilities ($381,000). These amounts were partially offset by decreases in accounts receivable ($1,545,000) and non-cash depreciation and amortization ($2,845,000) and the impairment charges recognized on the Airtel ($437,000) and Nortel investments ($437,000).

Net cash provided by investing activities was $473,000 in 2001, which resulted from net sales of short-term investments ($1,096,000), which was partially offset by purchases of property and equipment ($290,000) and cash acquired in the Trigon acquisition, net of cash paid ($298,000).

Net cash used for financing activities was $284,000 in 2001 and was used primarily to eliminate short-term debt that we assumed in the Trigon transaction ($400,000). This was partially offset by cash received from the exercise of stock options ($116,000).

The Company has reported operating losses from continuing operations for each of the most recent five fiscal years. For the year ended December 31, 2002 operating losses were $14,429,000. As of December 31, 2002 the Company had an accumulated deficit of $97,599,000 and negative working capital of $2,006,000, which includes cash and cash equivalents amounting to $881,000.

The inability thus far of the Company to generate sufficient revenues to offset expenses raises substantial doubt about Vertel’s ability to continue as a going concern and the Company may, therefore, be unable to realize assets and discharge liabilities in the normal course of business. The Company expects to continue to incur operating loses throughout the first half of 2003 and currently spends about $2.4 million per quarter in expenses. Management has approved a plan of operation for 2003 that forecasts modest sales growth and additional expense reductions. If the plan is met, the Company will require additional short-term borrowings to meet cash flow needs in 2003. If operating income is not achieved and Vertel is not able to raise additional equity capital the Company may not be able to continue as a going concern.

Vertel’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the classification and amounts of liabilities that may become necessary in the event the Company is unable to continue as a going concern. The audit report on the Company’s financial statements for the year ended December 31, 2002 includes a paragraph in this regard.

At December 31, 2002 long-term liquidity needs consisted principally of operating lease commitments related to facilities and office equipment.

As of the date of this Form 10-K filing, the Company’s common stock has been de-listed as detailed above and the Company has failed to maintain sufficient authorized shares and to register the necessary shares to support the underlying convertible promissory notes and warrants as agreed. Although the holders of the notes and warrants could demand repayment of the notes at the prepayment price (115% of the principal outstanding), demand an increased interest rate during the period of default, seek money damages for lost stock sales opportunities during the period of default, convert the remaining principal on the notes (significantly diluting current shareholders), or exercise or otherwise enforce any one or more rights under the applicable agreements, the note holders have not advised the Company that it is in default or taken any other remedial action. The impact of enforcing any combination of these rights could substantially alter the Company’s ability to conduct business, severely impact liquidity, and may materially affect future business operations.

Defaults

As a result of Vertel’s common stock being de-listed from The NASDAQ SmallCap Market, effective August 22, 2002, and the Company’s failure to maintain sufficient authorized shares and registering the necessary shares underlying the outstanding convertible promissory notes and warrants, the Company is in default under the terms of its outstanding convertible securities (First and Second Notes and Warrants) identified in Note 5 of Item 8: Financial Statements and Supplementary Data. As a consequence of such defaults, the holder of the notes and warrants could demand repayment of the notes at the prepayment price (115% of the principal outstanding), could convert the remaining principal on the notes (significantly diluting current shareholders), or exercise or otherwise enforce any one or more rights under the applicable agreements. As of the date of the date filing for this Annual Report, the note holders have not advised the Company that it is in default or taken any other remedial action.

Summary of Contractual Obligations and Commercial Commitments

Contractual obligations at December 31, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Notes payable	$4,773	—	$4,773	—	—
Capital lease obligations	—	—	—	—	—
Operating Leases, net	617	239	378

Total contractual obligations	$5,390	$239	$5,151	—	—

The notes payable on the balance sheet of $1,761,000 is net of $3,012,000 of related discounts and beneficial conversion features.

Summary of Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” effective May 15, 2002. SFAS 145 prevents gains or losses on the extinguishment of debt that do not meet the criteria of APB 30 to be treated as extraordinary. The pronouncement also amends SFAS 13, “Accounting for Leases,” to eliminate the inconsistency between the required accounting for sale-leaseback translations and the required accounting for certain lease modifications that have similar economic effects. SFAS 145 also amends other existing pronouncements to clarify meanings, make technical corrections and describe applicability under changed conditions. Adoption of SFAS 145 did not have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting For Costs Associated with Exit or Disposal Activities.” This pronouncement addresses the accounting and reporting of costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring.” SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3. This pronouncement is effective for exit or disposal activities initiated after December 31, 2002. It is not expected to have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting For Stock-Based Compensation—Transition and Disclosure.” This pronouncement amends the transition and disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation.” The pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, amends disclosure requirements and is effective for financial statements for fiscal years ending after December 15, 2002. The Company is currently evaluating this pronouncement to determine if it will use the fair value method to account for employee stock options and, if so, when to begin the transition to this new method of accounting.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In the course of business, the Company has contractual guarantees in the form of warranties. However, these warranties are limited and do not represent significant commitments or contingent liabilities of the indebtedness of others. This pronouncement is effective for financial statements issued after December 15, 2002 and is not expected to have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The Company has no variable interest entities and thus this interpretation is not expected to have a material impact on the Company’s financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Quantitative Information About Market Risk.    Vertel’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy that ensures the safety and preservation of invested funds by limiting default risk, market risk and investment risk. As of December 31, 2002, the Company had $881,000 of cash and cash equivalents with a weighted average variable rate of 0.3% and no short-term investments. Cash and cash equivalents were $2.8 million at the end of 2001 and $10.8 million at the end of 2000. The weighted average variable rate for 2002 and 2001 was 1.2 % and 6.4%, respectively.

Qualitative Information About Market Risk.    While consolidated financial statements are prepared in United States Dollars, a portion of Vertel’s worldwide operations have a functional currency other than the United States Dollar. In particular, the Company maintains operations in Germany, Korea, the Netherlands and Poland where the functional currencies are Euro, Won, Euro and Zloty, respectively. Nevertheless, most revenues are denominated in the United States Dollar.

Fluctuations in exchange rates could result in exchange losses and may have a material adverse effect on Company results of operations. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, exchange fluctuations have not had a material impact on earnings and the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. The Company does not have a policy relating to hedging. There can be no assurance that any hedging techniques implemented by the Company would be successful or that results of operations will not be materially adversely affected by exchange rate fluctuations.

Vertel mitigates default and interest rate risk by investing in high credit quality securities and by constantly re-positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor and by placing its portfolio under the management of professional money managers who invest within specified parameters established by the Board of Directors. The portfolio includes only marketable securities with active secondary or re-sale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8.	Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Vertel Corporation

Woodland Hills, California

We have audited the accompanying consolidated balance sheet of Vertel Corporation and its subsidiaries (the Company) as of December 31, 2002 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertel Corporation and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/S/    BDO SEIDMAN, LLP

Los Angeles, California

February 14, 2003

INDEPENDENT AUDITORS’ REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF VERTEL CORPORATION:

We have audited the accompanying consolidated balance sheets of Vertel Corporation and its subsidiaries (collectively the “Company”) as of December 31, 2001 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the information for each of the two years in the period ended December 31, 2001 included in the financial statement schedule listed in the Index at Item 16. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vertel Corporation and its subsidiaries at December 31, 2001 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Los Angeles, California

February 7, 2002

VERTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$881	$2,851
Accounts receivable (net of allowances of $216 for 2002 and $487 for 2001)	1,847	2,316
Prepaid expenses and other current assets	132	221

Total current assets	2,860	5,388
Property and equipment, net	148	456
Investments	16	75
Goodwill	754	8,546
Other assets	466	365

	$4,244	$14,830

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$95	$439
Accrued wages and related liabilities	680	1,024
Accrued restructuring expenses	—	145
Accrued taxes payable	338	374
Other accrued liabilities	1,187	1,340
Accrued acquisition liabilities	—	31
Notes payable	1,761	—
Warrant obligation	372	—
Deferred revenue	433	933

Total current liabilities	4,866	4,286

Commitments (Note 8)

Shareholders’ Equity (Deficit):
Preferred stock, par value $.01, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.01, 100,000,000 shares authorized; shares issued and outstanding: 2002: 34,534,253; 2001: 32,891,689	345	329
Additional paid-in capital	96,982	93,105
Accumulated deficit	(97,599)	(82,640)
Accumulated other comprehensive loss	(350)	(250)

Total shareholders’ equity/(deficit)	(622)	10,544

	$4,244	$14,830

See accompanying notes to consolidated financial statements.

VERTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Years ended December 31,
	2002	2001	2000
Net revenues:
License	$4,988	$5,526	$9,578
Service and other	3,390	5,067	6,820

Net revenues	8,378	10,593	16,398

Cost of revenues:
License	198	418	835
Service and other	2,688	6,886	5,420

Total cost of revenues	2,886	7,304	6,255

Gross profit	5,492	3,289	10,143

Operating expenses:
Research and development	4,347	3,977	5,170
Sales and marketing	4,796	5,897	6,978
General and administrative	2,986	3,082	3,512
General and administrative non-employee stock compensation	—	—	553
Goodwill amortization	—	1,807	952
Goodwill impairment	7,792	—	—
Restructuring expense	—	259	—

Total operating expenses	19,921	15,022	17,165

Operating loss	(14,429)	(11,733)	(7,022)
Other income (expense):
Interest income	—	304	713
Interest expense	(1,108)	—	—
Other income (expense), net	557	(740)	1,196

Total other income (expense)	(551)	(436)	1,909

Loss before provision for income taxes	(14,980)	(12,169)	(5,113)
Income tax benefit (provision)	21	31	(147)

Net loss	(14,959)	(12,138)	(5,260)
Other comprehensive income (loss)	(100)	199	(262)

Comprehensive loss	$(15,059)	$(11,939)	$(5,522)

Basic and diluted net loss per common share	$(0.44)	$(0.39)	$(0.19)

Weighted average shares outstanding used in net loss per common share calculations—basic and diluted	33,905	31,012	27,833

See accompanying notes to consolidated financial statements.

VERTEL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance at December 31, 1999	26,246,531	$262	$82,049	$(65,242)	$(187)	$16,882
Issuance of common stock upon exercise of options	2,079,754	21	3,908			3,929
Compensation expense from issuance of stock options			553			553
Unrealized holding loss on equity investment					(211)	(211)
Foreign currency translation adjustment					(51)	(51)
Net loss				(5,260)		(5,260)

Balance at December 31, 2000	28,326,285	$283	$86,510	$(70,502)	$(449)	$15,842
Issuance of common stock upon exercise of options	65,404	1	115			116
Issuance of common stock in connection with Trigon acquisition	4,500,000	45	6,480			6,525
Reclassification adjustment for loss on investments included in net loss					211	211
Foreign currency translation adjustment					(12)	(12)
Net loss				(12,138)		(12,138)

Balance at December 31, 2001	32,891,689	$329	$93,105	$(82,640)	$(250)	$10,544
Issuance of common stock upon conversion of debt to equity	2,317,564	23	362			385
Issuance of a beneficial conversion feature in connection with the First Note			2,089			2,089
Issuance of a beneficial conversion feature in connection with the Second Note			2,086			2,086
Cancellation of common shares received upon the resolution of Trigon related contingencies	(675,000)	(7)	7			—
Non-employee stock compensation expense			3			3
Acquisition of the beneficial conversion feature upon the partial repayment of the First Note			(670)			(670)
Unrealized holding loss on equity investment					(59)	(59)
Foreign currency translation adjustment					(41)	(41)
Current year net loss				(14,959)		(14,959)

Balance at December 31, 2002	34,534,253	$345	$96,982	$(97,599)	$(350)	$(622)

See accompanying notes to consolidated financial statements

VERTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(14,959)	$(12,138)	$(5,260)
Adjustments to reconcile net loss to net cash provided by(used for) operating activities:
Loss on investments	—	876	—
Depreciation and amortization	437	2,845	2,376
Loss on disposal of fixed assets	24	6	28
Loss on the partial extinguishment of the First Note	531	—	—
Bad debt expense	405	—	—
Goodwill impairment charge	7,792	—	—
Gain on sale of e*Orb	(600)	—	—
Change in fair value of warrant obligation	(311)	—	—
Non-cash interest	1,056	—	—
Restructuring benefit	—	(48)	—
Non-cash stock-based compensation	3	—	553
Changes in operating assets and liabilities	(985)	336	1,093

Net cash used for operating activities	(6,607)	(8,172)	(1,160)

Cash flows from investing activities:
Net (purchases) sales of short-term investments.	—	1,096	4,581
Proceeds from sale of equity securities	—	—	512
Purchases of property and equipment	(153)	(290)	(925)
Cash acquired in business acquisition, net of cash paid	—	(298)	—
Cash proceeds from sale of e*ORB	250	—	—
Change in other assets	—	(35)	(8)

Net cash provided by (used for) investing activities	97	473	4,160

Cash flows from financing activities:
Payments for financing costs	(407)	—	—
Acquisition of beneficial conversion feature	(670)	—	—
Proceeds from issuance of common stock	—	116	3,930
Proceeds from issuance of convertible promissory note	6,435	—	—
Payment on convertible promissory note	(777)	—	—
Payments on capital lease obligations and short-term debt	—	(400)	(26)

Net cash provided by (used for) financing activities	4,581	(284)	3,904

Effect of exchange rate changes on cash	(41)	7	(51)

Net increase (decrease) in cash and cash equivalents	(1,970)	(7,976)	6,853
Cash and cash equivalents, beginning of year	2,851	10,827	3,974

Cash and cash equivalents, end of year	$881	$2,851	$10,827

See accompanying notes to consolidated financial statements.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

Vertel Corporation is a telecommunications software and professional services company and a provider of mediation software solutions to communications companies, global enterprise businesses and their network and software vendors.

The Company has two sources of revenues: license and royalty revenues from software products and professional services revenues from custom network management solutions and product maintenance contracts. The Company’s product offerings are primarily targeted at the wireline, wireless and broadband market segments within the telecommunications industry.

Vertel’s software products are sold under the M*Ware™ brand name and provide complete integration and management solutions across the entire Telecommunications Management Network (TMN) standard hierarchy. This software is typically used to enhance connectivity for a variety of telecommunications hardware and software solutions.

These consolidated financial statements include the accounts of Vertel Corporation and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company has reported operating losses for each of the most recent five fiscal years. For the year ended December 31, 2002, Vertel reported operating losses of approximately $14.4 million and negative cash flows from operations of $6,607,000. The Company also had an accumulated deficit of $97.6 million and negative working capital of $2,006,000, including cash and cash equivalents of $881,000. In 2001, Vertel reported operating losses of $11.7 million and negative cash flows from operations of $8.2 million. The accumulated deficit was $82.6 million and working capital was $1.1 million, including cash and cash equivalents of $2.9 million. These results raise substantial doubt about Vertel’s ability to continue as a going concern.

The inability thus far of the Company to generate sufficient revenues to offset expenses raises substantial doubt about Vertel’s ability to continue as a going concern and the Company may, therefore, be unable to realize assets and discharge liabilities in the normal course of business. The Company expects to continue to incur operating losses throughout the first half of 2003 and currently spends about $2.4 million per quarter in expenses. Management has approved a plan of operation for 2003 that forecasts modest sales growth and additional expense reductions. If the plan is met, the Company will require additional short-term borrowings to meet cash flow needs in 2003. If operating income is not achieved and Vertel is not able to raise additional equity capital the Company may not be able to continue as a going concern.

Vertel’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the classification and amounts of liabilities that may become necessary in the event the Company is unable to continue as a going concern.

During the first quarter of 2002, the Company received net proceeds of approximately $3,395,000 from the sale of a convertible promissory note and the issuance of a common stock warrant, and on August 13, 2002 received net proceeds of approximately $3,040,000 from the sale of a second convertible promissory note and the issuance of additional warrants (See Note 6). The Company used $1,500,000 of the proceeds of the second note to partially repay the first note. Substantially all of the remaining proceeds from these two transactions were used for operations during the course of 2002. As of December 31, 2002, the recorded balances remaining on these

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

two Notes totaled $1,761,000. This amount is net of $3,012,000 in non-cash debt discount charges that are reflected in the accompanying 2002 financial statements. The sum of these two amounts represents the total cash amount that would be necessary to satisfy the debt.

In May 2001, the Company acquired substantially all of the significant assets and assumed certain liabilities of Trigon Technology Group, Inc., a provider of network management tools and solutions (see Note 15). The operating results of Trigon are included in the results of operations since the date of acquisition.

In conjunction with the M*Ware strategy, in December of 2002 the Company sold its e*ORB product line, related intellectual property rights and customer contracts to PrismTech Limited, a United Kingdom company. The agreement was for cash and royalty payments based on future e*ORB sales. Cash of $600,000 was receivable over a 180-day period commencing with the closing of the transaction. Royalty payments are receivable monthly based on sales over the 24-month period commencing with the closing and are not to exceed an additional $600,000.

2.    Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of acquisition. The carrying value approximates fair market value due to the short maturity of these investments.

Property and Depreciation

Property and equipment are stated at cost. Depreciation is determined by using the straight-line method over the asset’s estimated useful life. For machinery and computer equipment two years is the basis, for furniture and fixtures three years is the basis and for leasehold improvements the economic useful life or the life of the lease, whichever is shorter, is used.

Software Development Costs

Software development costs incurred in the research and development of software products are expensed as incurred until the technological feasibility of the product is established. Subsequent to 1997, software development costs were expensed as incurred since the establishment of a product’s technological feasibility and its availability for sale were essentially one in the same.

Investments

Investments consist primarily of marketable securities (highly liquid commercial paper and short-term investment securities) and equity securities. The fair value of these securities is determined by the quoted market prices for each investment. Marketable securities that mature from the date purchased in less than one year, but greater than three months are considered short-term investments. Marketable securities with maturities greater than one year are classified as long-term investments.

Realized gains or losses on the sale of securities are recognized in the period sold in the Company’s statement of operations. Unrealized gains and losses from securities that are being held are included as a separate component of shareholders’ equity until the security is sold. Investments in equity securities for which fair values are not readily determinable or for which the sale is restricted for a period exceeding twelve months are carried at the cost to purchase the security.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Vertel derives revenues from license fees, royalties, professional services, maintenance, technical support, non-recurring engineering projects and training.

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition” and SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Effective January 1, 2000, the Company adopted SOP No. 98-9, which requires the residual method for revenue recognition when arrangements include multiple software products or other elements, such as maintenance and professional services, and vendor specific objective evidence exists for the fair value of undelivered elements and does not exist for one or more of the other delivered elements. Adoption of SOP 98-9 did not have a material impact on the Company’s financial position or consolidated statements of income.

The Company recognizes license fees when persuasive evidence of a contractual arrangement exists and the underlying software products have been shipped. Royalty revenues are recognized when a customer purchases license rights in advance on a non-refundable, non-cancelable basis or when run-time licenses are shipped under key controlled license agreements. Professional service revenues and non-recurring engineering projects are recognized based on the percentage of completion method. Revisions in profit and cost estimates are charged to income in the period in which the facts that give rise to the revision are known. Estimated losses are recorded in the period in which the determination of loss is made. Maintenance revenues are recognized ratably over the term of the maintenance contract. Revenues from technical support and training are usually recognized when the service is performed and no obligations remain. In certain cases, customers reimburse the Company for certain costs and such reimbursements are recognized as revenue with the associated costs being reflected in cost of revenues.

Deferred revenues reflect amounts billed to customers but not yet recognized as revenues under a project completion basis, as well as revenues received under maintenance and support contracts less the respective pro rata amounts earned.

Stock-Based Compensation

Vertel accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the difference on the date of grant between the fair value of stock and the corresponding exercise price.

Vertel accounts for stock options issued to non-employees at the fair value of the common stock options earned during the period in accordance with the provisions of SFAS No. 123, and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Income Taxes

Vertel accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future income tax consequences of events that have been included in financial statements or income tax returns. Under this method, deferred

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income tax liabilities and assets are determined based on the temporary difference between the financial statement and income tax basis of assets and liabilities using tax rates expected to apply when the related assets or liabilities are realized or settled. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts that are more likely than not to be realized.

Earnings Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. Potential dilutive shares consist of those shares that would be issued upon the exercise of stock options and warrants that are outstanding. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.

Common shares related to stock options that are anti-dilutive were approximately 4,801,516, 6,515,706 and 4,836,344 for the years ended December 31, 2002, 2001 and 2000, respectively.

Other Comprehensive Income

The Company has reflected the provisions of SFAS No. 130, “Reporting Comprehensive Income,” in the accompanying consolidated financial statements. The accumulated comprehensive loss and other comprehensive income/loss as reflected in the accompanying consolidated financial statements consist of foreign currency translation adjustments and unrealized losses on investments held for sale, respectively.

International Currency Translation

Assets and liabilities of international subsidiaries are translated into United States Dollars at the exchange rate in effect at the close of the period. Revenues and expenses of these subsidiaries are translated at the weighted average exchange rate during the period. The aggregate effect of translating the financial statements of international subsidiaries is included as a separate component of shareholders’ equity. Substantially all sales are denominated in United States Dollars. To date, foreign exchange gains/losses have been insignificant.

Concentration of Credit Risk

Financial instruments, which could subject Vertel to concentration of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments are placed with high-credit quality institutions and the Company limits the amount of credit exposure to any one institution. Accounts receivable arise from sales directly to customers and indirectly through resellers, systems integrators and OEMs. The Company performs periodic credit evaluations of customers before un-collateralized credit is granted. To date, the Company has not experienced any material credit-related losses.

Recent Business Combinations

Vertel has accounted for business combinations in accordance with APB No. 16, “Business Combinations.” Goodwill represents the excess between the fair market value of an acquired entity and the net of the amount assigned to corresponding assets acquired and liabilities assumed. Goodwill of $4,742,000 and $7,320,000 arose from the acquisitions of Expersoft Corporation in March 1999 and the acquisition of the assets of Trigon Technology Group, Inc. in May 2001.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the pooling of interest method and required that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill, and, if determined to have a definite life, that they be amortized over their estimated useful life. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain circumstances arise. All businesses were required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by December 31, 2002.

The Company adopted SFAS 142 for the fiscal year beginning January 1, 2002. Prior to adoption, the Company evaluated goodwill for impairment whenever events or changes in circumstances indicated that the carrying value of goodwill might not be recoverable. As an example, if Vertel’s fair value as indicated by its market capitalization did not exceed its book value then a write-down would have been recorded to reduce goodwill to its estimated fair value. Testing goodwill for impairment under SFAS No.142 requires the Company to develop a different methodology for assessing impairment based on significant judgment and estimates. In 2002, the Company retained the services of an independent valuation consultant to assist in this process and has recorded significant goodwill impairment. Until the adoption of SFAS142 on January 1, 2002, the goodwill from acquisitions was amortized over five years on a straight-line basis. After the adoption of SFAS142 and a write-down of $7.8 million, goodwill for the Company was established as being $754,000 at December 31, 2002.

Impairment of Long-lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the asset to its estimated fair value.

Fair Market Value of Financial Instruments

The recorded values of financial instruments, except for the warrant obligation and the notes payable, approximate their fair values due to the nearness to maturity. The warrant obligation is valued using the Black-Scholes valuation model as of December 31, 2002 in accordance with EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The notes payable at December 31, 2002 are accounted for in accordance with EITF 98-5: “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27: “Application of Issue Number 98-5 to Certain Convertible Instruments”, both of which are not purported to reflect the notes payable at fair value.

Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported herein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods could differ from these estimates.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” effective May 15, 2002 SFAS 145 prevents gains or losses on the extinguishment of debt that do not meet the criteria of APB 30 to be treated as extraordinary. The pronouncement also amends SFAS 13, “Accounting for Leases,” to eliminate the inconsistency between the required accounting for sale-leaseback translations and the required accounting for certain lease modifications that have similar economic effects. SFAS 145 also amends other existing pronouncements to clarify meanings, make technical corrections and describe applicability under changed conditions. SFAS 145 did not have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting For Costs Associated with Exit or Disposal Activities.” This pronouncement addresses the accounting and reporting of costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring.” SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3. This pronouncement is effective for exit or disposal activities initiated after December 31, 2002. It is not expected to have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting For Stock-Based Compensation-Transition and Disclosure.” This pronouncement amends the transition and disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation.” The pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, amends disclosure requirements and is effective for financial statements for fiscal years ending December 15, 2002. The Company is currently evaluating this pronouncement to determine if it will use the fair value method to account for employee stock options and, if so, when to begin the transition to this new method of accounting. The disclosures required by this pronouncement are included in Note 9 below.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In the course of business the Company has contractual guarantees in the form of warranties. However, these warranties are limited and do not represent significant commitments or contingent liabilities of the indebtedness of others. This pronouncement is effective for financial statements issued after December 15, 2002 and is not expected to have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2002, and for variable interest entities in which an enterprise obtains an interest after that date. The Company has no variable interest entities and thus this interpretation is not expected to have a material impact on the Company’s financial statements.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable, net and allowance for doubtful accounts

On December 31, 2002 accounts receivable, net consisted of the following (in thousands):

	2002	2001
Trade accounts receivable	$1,713	$2,083
Other receivables	350	—

Subtotal accounts receivable	2,063	2,803
Less allowance for doubtful accounts	(216)	(487)

Subtotal accounts receivable	$1,847	$2,316

The $350,000 of other receivables is the amount due from the sales of e*ORB.

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowances based on known troubled accounts, historical experience and other currently available evidence.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $6,900 in 2002 and less than $50,000 in each of the preceding two years.

Warranties

The Company estimates its warranty cost based upon historical warranty claims experience and applies this estimate to the revenue stream for products under warranty.

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

3.    Investments

As of December 31, 2002 the Company did not have any short-term investments.

Long-term investments as of December 31, 2002, consisted of the following (in thousands):

	Cost	Unrealized Loss	Fair Value
Nortel Networks Corporation Common Stock	$75	$(59)	$16

	$75	$(59)	$16

Long-term investments at December 31, 2001, consist of the following (in thousands):

	Cost	Unrealized Loss	Fair Value
Nortel Networks Corporation Common Stock	$75	$—	$75

	$75	$—	$75

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, Vertel recognized an impairment charge of $876,000 on its minority equity investments in Airtel, a non-publicly traded company whose value was difficult to determine, and Nortel, a publicly traded company whose share price is highly volatile. The Company recorded the impairment charges because the investments experienced a decline in value that the Company believes was other than temporary. As of December 31, 2001, the Airtel equity investment, which was previously carried at cost, was reduced to zero and the Nortel investment was carried at its fair market value of $75,000 as determined by its trading price on the New York Stock Exchange. Future adverse changes in market conditions or poor operating results by Nortel could result in additional impairment charges.

During 2002, the Company recorded an unrealized loss as a component of stockholders’ equity to reflect the decrease in the fair market value of its investment in Nortel Networks Corporation.

4.    Property and Equipment

Property and equipment at December 31, 2002 and 2001 consist of the following (in thousands):

	2002	2001
Machinery and computer equipment	$2,579	$2,836
Furniture and fixtures	137	177
Leasehold improvements	87	274

	2,803	3,287
Less: accumulated depreciation and amortization	(2,655)	(2,831)

Property and equipment, net	$148	$456

The Company disposed of or retired $637,000 and $3,090,000 of fully depreciated assets during 2002 and 2001, respectively.

5.    Goodwill

The Company’s initial goodwill resulted from the acquisition of Expersoft in March 1999 and Trigon in May 2001. The initial value of goodwill from these transactions was $4,742,000 and $7,320,000, respectively, or $12,062,000 combined. A summary of changes in goodwill since initial recording is as follows:

Goodwill recorded from the acquisition of Expersoft in March 1999	$4,742,000
Less: Amortization recorded in 1999	(757,000)
Less: Amortization recorded in 2000	(952,000)

Balance December 31, 2000	3,033,000
Goodwill recorded from the acquisition of Trigon in May 2001	7,320,000
Less: Amortization recorded in 2001	(1,807,000)

Balance December 31, 2001	8,546,000
Less: Goodwill impairment recorded in 2002	(7,792,000)

Balance December 31, 2002	$754,000

In accordance with SFAS 142, the company did not amortize goodwill in 2002. The Company retained an independent third party valuation consultant to test for goodwill impairments in 2002. In June 2002, the Company determined that goodwill was impaired due to the continued deterioration in the telecommunications

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and technology markets and the decrease in fair market value of the company. Using the Company’s best judgment and estimates of fair value based on discounted cash flows, the consultants determined that goodwill was impaired by $4,795,000 in June 2002.

At December 31, 2002, the Company retained the same third party valuation consultant to test goodwill for impairment. The consultants determined that goodwill was further impaired $2,997,000 by using the methods described above. Total impairments to goodwill in 2002 were $7,792,000 and are reflected as a separate line item in the statement of operations as goodwill impairment charges.

In connection with the adoption of SFAS 142, prior period goodwill amounts have not been restated. The previously reported net loss and earnings per share for the years ended December 30, 2001 and 2000 have been adjusted below to reflect the impact of the elimination of amortization expenses on prior periods.

	Net Loss	Basic EPS	Diluted EPS
	(in thousands except per share amounts)
For the year ended December 31, 2001
Reported amount	$(12,138)	$(0.39)	$(0.39)
Add back: goodwill amortization	1,807	0.06	0.06

Adjusted amount	$(10,331)	$(0.33)	$(0.33)

For the year ended December 31, 2000
Reported amount	$(5,260)	$(0.19)	$(0.19)
Add back: goodwill amortization	952	0.03	0.03

Adjusted amount	$(4,308)	$(0.16)	$(0.16)

6.    Note and Warrant Purchase Agreement with SDS Merchant Fund L.P.

On January 3, 2002, in connection with a Note and Warrant Purchase Agreement with SDS Merchant Fund, L.P. (“SDS”), the Company received net proceeds of approximately $3,395,000, after payment of a $105,000 commission, from the sale of a $3,500,000 three-year, 6% convertible promissory note (“First Note”) to SDS and issued a five year Warrant (the “First Warrant”) initially exercisable into 800,000 shares of Vertel common stock at an initial exercise price of $0.9988 per share. The total costs incurred in connection with the financing transaction amounted to $216,000, excluding the commission of $105,000, and consisted of professional fees and SEC registration fees. These costs are being amortized on a straight-line basis as expense over the 36-month term of the First Note and are included in other assets on the accompanying balance sheet.

On August 13, 2002, in connection with a Note and Warrant Purchase Agreement with SDS, the Company received net proceeds of approximately $3,040,000 after payment of a $60,000 commission, from the sale of a $3,100,000, three-year, 8% convertible senior secured promissory note (the “Second Note”) to SDS and issued a five-year Warrant (“Second Warrant”) initially exercisable into 2,625,000 shares of Vertel common stock at an initial exercise price of $0.20 per share. The security interest also extends to the $3,500,000 First Note with SDS. Proceeds of $1,500,000 from the Second Note were used to reduce the balance outstanding on the First Note and $100,000 was used to repay a bridge loan from SDS. The total costs incurred in connection with the financing transaction amounted to approximately $191,000, excluding the commission of $60,000, and consisted of professional fees and SEC registration fees. These costs are being amortized on a straight-line basis as expense over the 36-month term of the Second Note and are included in other assets on the accompanying balance sheet. The First Note and Second Note are secured by all of the assets of the Company.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The conversion price of the First Note fluctuates and is determined by multiplying the applicable discount percentage by the average per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to the conversion date. The initial discount percentage is 7%. The discount percentage can be adjusted in 2% increments (i.e. to 5%) for every $1,000,000 that the sum of cash, cash equivalents and short-term investments exceeds $3,008,000 on the date that the discount percentage is being applied. Similarly, the discount percentage can be adjusted (i.e. to 9%) for every $1,000,000 that the sum of cash, cash equivalents and short-term investments is below $3,008,000. The $3,008,000 target cash amount does not include the proceeds of the First Note or the First Warrant. The conversion price of the First Note is capped at $1.75 per share of common stock.

The conversion price of the Second Note fluctuates and is determined by multiplying the applicable discount percentage by the average per share market value for the three trading days having the lowest per share market value during the twenty-two trading days immediately prior to the conversion date. The initial discount percentage is 18%. The discount percentage is adjusted based on four times the Company’s quarterly revenues as disclosed in its most recent public filing (the “Annualized Revenue”). The discount percentage is 7% if the Annualized Revenue is more than $15,000,000; 12% if the Annualized Revenue is more than $12,000,000 but not more than $15,000,000; 15% if the Annualized Revenue is more than $10,000,000 but not more than $12,000,000; 18% if the Annualized Revenue is more than $8,000,000 but not more than $10,000,000; and 21% if the Annualized Revenue is more than $6,000,000 but not more than $8,000,000. The discount percentage cannot be below 7%. If Vertel’s cash collections do not exceed $1,350,000 on a quarterly basis, the discount percentage is 24%. However, since Vertel’s common stock was de-listed from The NASDAQ SmallCap Market effective as of August 22, 2002 and, as a result is trading on the OTC Bulletin Board, the discount percentage increased to 40% until trading returns to the NASDAQ SmallCap Market. The conversion price of the Second Note is capped at $1.25 per share of common stock.

The First Warrant exercise price is subject to adjustment on June 27, 2003 to an amount equal to 120% of the per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to such adjustment date, provided that such amounts do not exceed the previous exercise price. On January 3, 2002, the transaction commitment date, the fair value of the First Warrant that expires in five years, was estimated at $505,000 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 4.4%, expected volatility of 199% and no expected dividends.

The Second Warrant exercise price will be adjusted every twelve months on August 1 to an amount equal to 120% of the average of the per share market value for the five trading days having the lowest per share market value during the twenty-two trading days immediately prior to such adjustment dates, provided that such adjusted price is lower than the previous exercise price. On August 13, 2002, the transaction commitment date, the fair value of the Second Warrant that expires in five years, was estimated at $284,000 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 3.33%, expected volatility of 219% and no expected dividends.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between face values of the two SDS notes and actual balances recorded in the balance sheet is as follows:

	First Note	Second Note	Total
Original Value of Note	$3,500,000	$3,100,000	$6,600,000
Less: Conversions in 2002	(340,000)	(40,000)	(380,000)
Less: Repayments in 2002	(1,447,000)	—	(1,447,000)

Gross Value of Notes at December 31, 2002	1,713,000	3,060,000	4,773,000

Other Adjustments
Less: Discount due to Beneficial Conversion Feature at December 31, 2002	(639,000)	(1,920,000)	(2,559,000)
Less: Discount due to Warrant at December 31, 2002	(163,000)	(290,000)	(453,000)

Balance of Notes Payable at December 31, 2002	$911,000	$850,000	$1,761,000

The Company allocated the net proceeds of $3,395,000 to the First Note and the First Warrant based on a method that approximates the residual method using fair values of $3,500,000 for the First Note and $505,000 for the First Warrant. A discount on the First Note of $533,000 and a discount on the First Warrant of $77,000 resulted from the fair value allocation. On January 3, 2002, the transaction commitment date, the First Note was convertible into approximately 7,778,000 shares of common stock with a fair value of $5,056,000, or $0.65 per share, based on the closing market price of common stock on The NASDAQ National Market. The Company determined that the conversion feature of the First Note was beneficial to the holder in the amount of $2,089,000, the difference between the $5,056,000 fair value of the shares into which the First Note was convertible and the $2,967,000 of net proceeds allocated to the First Note as previously described. The principal amount of the First Note of $3,500,000 was recorded as a long-term liability, net of a $2,622,000 discount, that consisted of a $533,000 discount resulting from the fair value allocation and the $2,089,000 discount resulting from the beneficial conversion feature. The Company also credited the beneficial conversion feature of $2,089,000 to additional paid-in capital. The total discount on the First Note of $2,622,000, that is being amortized to interest expense over the 36-month term of the First Note using the effective interest method, is subject to downward adjustments to the extent partial conversions of the First Note occur. These adjustments would reduce the carrying value of the discount and increase interest expense. For the year ended December 31, 2002, $340,000 of the outstanding principal balance and $4,300 of accrued interest on the First Note was converted into 1,272,000 shares of common stock. As a condition of the sale of the Second Note the Company repaid $1,447,000 of principal and $53,000 of interest relating to the First Note. For accounting purposes, in repaying a portion of the First Note principal, the Company also acquired a portion of the beneficial conversion feature originally issued with the First Note. The Company measured the value of the beneficial conversion feature acquired on the date of repayment as $670,000. For accounting purposes, the Company allocated a portion of the value of the cash repayment to the portion of the beneficial conversion feature acquired in the repayment transaction. As a result of this allocation of value, the Company recorded a gain on the repayment transaction of $513,000. The remaining First Note principal of approximately $1,713,000 is reported in the Company’s financial statements as $911,000, net of the unamortized discount of approximately $802,000 at December 31, 2002.

The Company allocated the net proceeds of $3,040,000 to the Second Note and the Second Warrant based on a method that approximates the residual method using fair values of $3,100,000 for the Second Note and $284,000 for the Second Warrant. A discount on the Second Note of $315,000 and a discount on the Second Warrant of $29,000 resulted from the fair value allocation. On August 13, 2002, the transaction commitment date, the Second Note was convertible into approximately 44,286,000 shares of common stock with a fair value of $4,871,000, or $0.11 per share, based on the closing market price of common stock on The NASDAQ

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SmallCap Market. The Company determined that the conversion feature of the Second Note was beneficial to the holder in the amount of $2,086,000, the difference between the $4,871,000 fair value of the shares into which the Second Note was convertible and the $2,785,000 of net proceeds allocated to the Second Note as previously described. The principal amount of the Second Note of $3,100,000 was recorded as a long-term liability, net of a $2,401,000 discount, that consisted of the $315,000 discount resulting from the fair value allocation and the $2,086,000 discount resulting from the beneficial conversion feature. The Company also credited the beneficial conversion feature of $2,086,000 to additional paid-in capital. The total discount on the Second Note of $2,401,000 that is being amortized to interest expense over the 36-month term of the Second Note using the effective interest method, is subject to downward adjustments to the extent partial conversions of the Second Note occur. These adjustments would reduce the carrying value of the discount and increase interest expense. For the year ended December 31, 2002, $40,000 of the outstanding principal balance and $1,000 of accrued interest on the Second Note was converted into 1,045,000 shares of common stock. As a condition of the Second Note, the Company repaid $1,447,000 of principal and interest of $53,000 relating to the First Note. The remaining Second Note principal of approximately $3,060,000 is reported net of the unamortized discount of approximately $2,210,000 at December 31, 2002.

Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” requires that the Company initially classify the Warrants as a liability since the provisions of the agreements with the holder of the First and Second Notes and the First and Second Warrants could require the Company to pay cash to settle the warrant contracts. Accordingly, the Company recorded the fair value of the First Warrant of $428,000, net of the $77,000 discount arising from the allocation of the net proceeds to the First Note and First Warrant as previously described, as a warrant obligation on January 3, 2002, the transaction commitment date. The Company recorded the fair value of the Second Warrant of $255,000, net of the $29,000 discount arising from the allocation of the net proceeds to the Second Note and Second Warrant as previously described, as a warrant obligation on August 13, 2002, the transaction commitment date. EITF No. 00-19 requires that the carrying value of the warrant obligations be adjusted to their fair value on each reporting date. As of December 31, 2002, the fair value of the First Warrant was estimated at $87,000 and the Second Warrant was estimated at $285,000 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 2.76%, expected volatility of 225%, and no expected dividends. The decrease in the First Warrant fair value from January 3, 2002 to December 31, 2002 of approximately $341,000 was reflected as other income. The increase in the Second Warrant fair value from August 13, 2002 to December 31, 2002 of approximately $30,000 was reflected as other expense.

Pursuant to the Note and Warrant Purchase Agreement, the Company may be required to pay substantial penalties to the note holder under specified circumstances, including, among others, the following: failure to pay principal or interest on the convertible promissory note when due; failure to deliver shares of common stock upon conversion of the convertible promissory note and exercise of the warrants; failure to maintain the Company’s common stock listing on The NASDAQ National Market for a period of five consecutive trading days; failure to comply with a request for conversion of the convertible promissory note or exercise of the warrant; failure to maintain the effectiveness of the registration statement covering the shares of common stock issuable on conversion of the convertible promissory note and on exercise of the warrant; failure to perform or observe any material covenant, condition or agreement under the agreement with the note holder; making a false material misrepresentation or warranty under the agreement with the note holder; failure to timely obtain shareholder approval for the issuance of shares of common stock issuable upon conversion of the convertible promissory note and exercise of the warrant, if such approval is required; a default on the payment of any indebtedness in excess of $100,000 or in the performance of any other agreement or condition relating to the indebtedness that causes or permits or requires the acceleration or early repayment of the indebtedness; filing for or consent to the filing of bankruptcy or making or permitting a general assignment for the benefit of creditors or

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appointing a trustee, receiver, custodian or liquidator for a substantial part of the Company’s property or assets, or; the commencement of a proceeding or case against the Company seeking (i) the liquidation, reorganization, moratorium, dissolution, winding up, or composition or readjustment of debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or (iii) dissolution. The Company would generally have to pay such penalties in the form of an increased interest rate during the time of the default and money damages based on the note holder’s lost stock sales opportunities during the time of a default as well as other indeterminate costs and expenses.

In connection with the First Note, on October 3, 2001 the Company filed a Form S-3 registration statement for an estimated 200% of the number of shares of common stock issuable upon conversion of the convertible promissory note and exercise of the warrant as of the filing of the registration statement. The SEC declared Form S-3 effective on December 27, 2001 and on January 3, 2002, SDS purchased the note. Under terms of the Second Note the Company must file a registration statement for an estimated 200% of the number of shares of common stock issuable upon conversion of the convertible promissory note and exercise of the warrant as of the filing of the registration statement. As of December 31, 2002 the Company has not made such a filing.

As of the date of this Form 10-K filing, the Company’s common stock has been de-listed as detailed above and the Company has failed to maintain sufficient authorized shares and to register the necessary shares to support the underlying convertible promissory notes and warrants as agreed. Although the holders of the notes and warrants could demand repayment of the notes at the prepayment price (115% of the principal outstanding), demand an increased interest rate during the period of default, seek money damages for lost stock sales opportunities during the period of default, convert the remaining principal on the notes (significantly diluting current shareholders), or exercise or otherwise enforce any one or more rights under the applicable agreements, the note holders have not advised the Company that it is in default or taken any other remedial action. The impact of enforcing any combination of these rights could substantially alter the Company’s ability to conduct business, severely impact liquidity, and may materially affect future business operations. The Company has reflected the notes payable as current on the accompanying balance sheet.

7.    Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2002, 2001 and 2000, consist of the following (in thousands):

	2002	2001	2000
Domestic	$(15,790)	$(12,508)	$(5,761)
Foreign	810	339	648

Total	$(14,980)	$(12,169)	$(5,113)

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The (benefit) provision for income taxes consists of the following (in thousands):

	2002	2001	2000
Current:
Federal	$—	$96	$—
State	(2)	(20)	9
Foreign	(19)	(107)	138

Total current	(21)	(31)	147
Deferred	8,493	3,191	17,516
Valuation allowance	(8,493)	(3,191)	(17,516)

Total	$(21)	$(31)	$147

Vertel’s effective income tax rate differs from the federal statutory income tax rate applied to loss before provision for income taxes in 2002, 2001 and 2000, due to the following:

	2002	2001	2000
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
Increases (reductions) in taxes resulting from:
Effects of foreign operations	(0.2)	0.2	2.7
State taxes, net of federal benefit	0.1	0.1	0.1
Research and development tax credit	—	—	(1.7)
Goodwill amortization	—	5.1	6.3
Foreign tax credits	—	(0.1)	(0.5)
Other	1.8	(1.2)	(2.4)
Valuation allowance	32.2	29.8	32.4

Effective tax rate	0.1%	(0.1)%	2.9%

Current and non-current deferred income tax assets at December 31, 2002 and 2001 consist of the following (in thousands):

	2002	2001
Current:
Accrued expenses	$496	$570

Noncurrent:
Credit for research and development expenses	7,820	7,825
Credit for foreign taxes withheld	—	103
Depreciation	190	190
Other	91	860
Net operating loss carry-forwards	45,219	35,776

	53,320	44,754

Valuation allowance	(53,816)	45,324

Net deferred income tax assets	$—	$—

The Company’s credits for research and development expenses, which may be carried forward either fifteen or twenty years depending when generated, expire in 2003 through 2022. Vertel also has net operating loss

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards for federal income tax purposes of approximately $128,856,000, which expire from 2003 through 2022. The Company also has net operating loss carryforwards for state purposes of approximately $15,931,000, which expire from 2002 through 2012.

Tax benefits arising from the disposition of certain shares issued upon exercise of stock options within two years of the date of grant or within one year of the date of exercise by the option holder (“Disqualifying Dispositions”) provide the Company with a tax deduction equal to the difference between the exercise price and the fair market value of the stock on the date of exercise. Approximately $36,253,000 of the Federal and State net operating loss carryforwards as of December 31, 2002 and December 31, 2001 were generated by disqualifying dispositions of stock options. Upon realization, if any, the $36,253,000, will be excluded from the provision/(benefit) for income taxes and credited directly to additional paid-in capital.

Vertel has no plans to repatriate foreign retained earnings. The Company has net operating loss carryforwards that could be used to offset any related income taxes upon repatriation. Any income tax upon repatriation would be insignificant.

8.    Commitments and Contingencies

Operating Leases

Vertel leases facilities and certain equipment under non-cancelable operating leases. At December 31, 2002, future minimum rental payments, net of applicable sublease income, under leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

	Lease	Sublease	Net
2003	$495	$(256)	$239
2004	252	—	252
2005	126	—	126
2006	—	—	—
2007	—	—	—
Thereafter	—	—	—

Total operating lease commitments	$873	$(256)	$617

Rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $739,000, $1,056,000, and $1,131,000, respectively.

9.    Shareholders’ Equity

Shareholders’ Rights Plan

In April 1997, Vertel’s Board of Directors adopted a shareholders’ rights plan and distributed a dividend of one right (the “Right”) to purchase one one-thousandth of a share of Series A participating Preferred Stock (“Preferred Shares”) for each outstanding share of common stock. The rights become exercisable at an exercise price of $25.00 per share ten days after a person or group announces acquisition of 20% or more of the Company’s outstanding common stock or the commencement of a tender offer which would result in ownership by the person or group of 20% or more of the outstanding common stock. The Preferred Shares have been approved by the Board but are not made part of the Company’s charter until needed; as a result, the Preferred Shares have not been formally authorized. The Rights expire on April 29, 2007.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and Employee Stock Purchase Plans

Under the Company’s stock option plans in effect at December 31, 2002, 15,854,596 shares of common stock may be issued to employees directly or upon exercise of stock options issued to employees and in certain cases to consultants. The Company has one stock plan and four stock option plans that were in effect at December 31, 2002. The Company is not currently granting options under the 1991 Employee Stock Purchase Plan; however, options are being granted under the 1996 Directors’ Stock Option Plan, the 1998 Employee Stock Option Plan, the 2000 Stock Option Plan, and the 2001 Nonqualified Stock Option Plan. Under these plans, options may be granted at an exercise price equal to the closing price of Vertel’s shares on The Over-The-Counter Bulletin Board for the day prior to the date of grant.

The initial options granted to a director under the 1996 Directors’ Stock Option Plans become exercisable 25% on each of the first four anniversaries of the date of grant. Each subsequent option grant under the 1996 Directors’ Stock Option Plan becomes exercisable in whole on the fourth anniversary of the date of grant. Options granted under the 1998 Employee Stock Option Plan and the 2000 Stock Option Plan generally become exercisable 25% after one year from date of grant, then ratably 1/48 per month over the remaining thirty-six months based on continuous employment from the date of grant. The exercise dates are set at the time of the grant under the 2001 Nonqualified Stock Option Plan. Options granted in 2001 were based on a 48-month vesting period with initial vesting period at least six months after the date of the grant. All options expire ten years from the date of grant.

In 1999, certain options were granted outside of stock option plans. Options granted outside of stock option plans to employees become exercisable under the same terms as those granted under the 1998 Employee Stock Option Plan. Options granted outside of stock option plans to non-employees generally become exercisable based on specific performance criteria and expire between one and ten years from the date of the grant.

The following summarizes stock option activity for the three years ended December 31, 2002:

	2002		2001		2000
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,137,206	$2.33	5,513,421	$3.48	6,326,255	$1.98
Granted	2,382,500	0.28	4,213,050	1.11	2,351,500	9.06
Exercised	—		(65,404)	1.76	(2,079,754)	1.89
Canceled	(4,804,530)	2.33	(2,523,861)	2.84	(1,084,580)	9.89

Outstanding at year end	4,715,176	$1.29	7,137,206	$2.33	5,513,421	$3.48

At December 31, 2002, 4,168,473 shares were available for future grants under all option plans.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11 – $ 0.86	3,340,140	8.99	$0.45	641,388	$0.51
1.03 – 1.60	487,998	8.22	1.42	341,294	1.44
1.70 – 1.99	345,585	6.91	1.96	262,143	1.97
2.23 – 2.77	105,315	7.06	2.58	73,520	2.62
3.41 – 3.97	46,034	7.37	3.62	26,034	3.66
4.56 – 4.88	298,604	7.88	4.56	157,061	4.56
5.44 – 18.38	91,500	7.40	15.22	61,922	14.97

$0.11 – 18.38	4,715,176	8.60	$1.29	1,563,362	$2.09

The 1991 Employee Stock Purchase Plan allows eligible employees (including officers and employee directors) to purchase Vertel common stock through payroll deductions. Employees are eligible to participate if employed by the Company for at least twenty hours per week and more than five months per year. The purchase price per share is the lower of 85% of the fair market value of the common stock at either the beginning or end of the relevant six-month offering period. The Board of Directors may alter the duration of the offering periods without shareholder approval. Currently, the Company is not operating the Employee Stock Purchase Plan.

Fair Value Information for Options Issued to Employees

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, factors that greatly affect the calculated values. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its employee stock-based compensation arrangements.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has also adopted the disclosure-only provisions of SFAS No. 123. Had the Company elected to measure compensation expense based on the value of employee stock options awarded in 2002, 2001 and 2000, the net loss amounts would have been presented as follows:

	2002	2001	2000
	(in thousands except per share amounts)
Net loss, as reported	$(14,959)	$(12,138)	$(5,260)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects, if any	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards, net of related tax effects, if any	(4,480)	(4,370)	(3,502)

Pro forma net loss	$(19,439)	$(16,508)	$(8,762)

Basic and net loss per common share
As reported	$(0.44)	$(0.39)	$(0.19)
Pro forma	(0.57)	(0.53)	(0.31)

The weighted average fair value of options granted to employees during the years ended December 31, 2002, 2001, and 2000 were $0.29, $1.07 and $5.92 per share, respectively. Stock options issued during 2002, 2001, and 2000 were valued using the Black-Scholes option-pricing model using a risk-free interest rate of 3.68% in 2002, 4.4% in 2001 and 5.95% in 2000, an expected life of 37 months, 49 months and 49 months in 2002, 2001, and 2000 respectively, and expected volatility of 259% in 2002, 199% in 2001 and 157% in 2000, and expected dividends of zero for all years.

Stock Options Issued to Non-employees

During the year ended December 31, 1999, the Company granted non-employees 815,156 common stock options, at a weighted average exercise price of $1.67, for services performed and to be rendered in the future. In each period in which the option shares are earned, stock option compensation will be recorded. The amount of stock option compensation will be the fair value of the option shares earned during the period. The fair value of the option shares earned will be calculated using the Black-Scholes option-pricing model. The primary component in the Black-Scholes calculation is the value of Vertel common stock at the time the option shares are earned. The value of the option shares and the corresponding stock option compensation increases as the fair value of common stock increases. Conversely, the value of the option shares earned and the corresponding stock option compensation decreases as the fair value of common stock decreases. Since the fair value of Vertel common stock in the future cannot be estimated, it is not possible to estimate the ultimate amount of stock option compensation that could be recorded in future years in connection with the non-employee common stock options granted and outstanding as of December 31, 2002. At December 31, 2002 there were 86,340 non-employee common stock options outstanding at a weighted average exercise price of $1.86. During 2002 there was $3,000 charged to the income statement for non-employee stock compensation. At year-end 2001 there were 160,000 non-employee common stock options outstanding at a weighted average exercise price of $1.89. During 2001, there were also no charges for non-employee stock compensation. In 2000, stock option compensation to non-employees amounted to $553,000 and was recognized in the accompanying consolidated statement of operations.

10.    Employee Benefit Plans

Qualified employees are eligible to participate in Vertel’s 401(k) tax deferred savings plan. Individual participants may contribute up to 20% of their compensation, subject to certain limitations, and the Company

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may make discretionary contributions. To date, there have been no Company contributions to the plan. No other post-retirement benefits are provided to employees.

11.    Other Income/Expense

Impairment of Minority Equity Investments

During 2001, Vertel recognized an impairment charge of $876,000 on its minority equity investments in Airtel and Nortel because the Company believed the investments had experienced a decline in value that was other than temporary (see Note 3). As a result of impairing the Nortel investment, the Company reclassified approximately $211,000 of unrealized losses that had been previously recognized as other comprehensive loss from accumulated other comprehensive loss to other expense.

12.    Segment Reporting

Vertel operates and reports activities as a single business unit. The Company’s chief operating decision maker as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” is Vertel’s chief executive officer. On October 11, 2001 the Company announced the hiring of a new chief executive officer who makes decisions about resource allocation based on the organization as a whole. Prior to 2002, decisions about allocating resources (consisting primarily of personnel and compensation of key employees) were made by the chief executive officer based on the operating results of two principal segments: license and service.

The following schedule reflects revenues and gross profit for the three years ended December 31, 2002, 2001 and 2000 (in thousands):

	License	Service	Total
2002
Revenues	$4,988	$3,390	$8,378
Gross profit	4,790	702	5,492

2001
Revenues	$5,526	$5,067	$10,593
Gross profit	5,108	(1,819)	3,289
2000
Revenues	$9,578	$6,820	$16,398
Gross profit	8,743	1,400	$10,143

Gross profit is used as the measure of profit and loss for segment reporting purposes and is viewed by key decision-makers as the principal operating indicator in measuring segment profitability.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not record or manage balance sheet accounts by segment and does not record depreciation and amortization by segment. The following presents a summary of operations by geographic area (in thousands):

	Years Ended December 31,
	2002	2001	2000
Net revenues:
U.S. operations	$8,378	$10,593	$16,398
Foreign operations	—	—	—

Consolidated	$8,378	$10,593	$16,398

Transfers between operations	$2,420	$3,851	$4,404

Income (loss):
U.S. operations	$(15,167)	$(12,486)	$(5,770)
Foreign operations	208	348	510

Consolidated	$(14,959)	$(12,138)	$(5,260)

Total assets at end of period:
U.S. operations	$3,415	$13,560	$19,537
Foreign operations	829	1,270	1,272

Consolidated	$4,244	$14,830	$20,809

Included in U.S. operations are export sales of $3,002,000, $4,010,000 and $5,005,000 for the years ended 2002, 2001, and 2000, respectively.

In 2002, Verizon and Nokia accounted for 13.0% and 10.2% of net revenues, respectively. No other single customer accounted for more than 8% of net revenues in 2002. The loss of any one of these customers could have a material adverse affect on the Company. In 2001 Alcatel accounted for 14.5% of Company of net revenues. No other single customer accounted for more than 10%.

13.    Statement of Cash Flows

Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Accounts receivable	$414	$1,545	$2,786
Prepaid expenses and other current assets	89	2	259
Accounts payable	(344)	(435)	(262)
Accrued wages and related liabilities	(344)	(381)	(523)
Accrued restructuring expenses	(145)	145	(391)
Other accrued liabilities	(425)	(190)	(243)
Accrued taxes payable	(36)	(106)	(3)
Deferred revenue	(500)	(244)	(530)
Other assets	306	—	—

Total	$(985)	$336	$1,093

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash paid (received) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Income taxes	$107	$(13)	$129
Interest	53	—	—

Supplemental Non-Cash Disclosures:

On May 30, 2001, the Company acquired all of the material assets and assumed certain liabilities of Trigon for a purchase price of approximately $7,145,000, which included 4,500,000 shares of Vertel common stock valued at $6,525,000 and acquisition costs of $620,000. The preliminary allocation of the purchase price to the assets and liabilities of Trigon resulted in goodwill amounting to $7,320,000. See Note 15.

Supplemental Disclosure of Non-Cash Financing Activities:

During the year ended December 31, 2002 the Company issued warrants valued at $428,000 in connection with the issuance of the SDS First Note and warrants valued at $255,000 in connection with the issuance of the SDS Second Note. The value of these warrants was initially recorded as warrant obligations and as discounts to the face value of the respective notes (see Note 6). Also during the year ended December 31, 2002, the Company issued 2,317,000 shares of common stock upon the conversion of $385,000 in debt and accrued interest to equity pursuant to the terms of certain debt agreements. See Note 6.

In connection with the sale of e*Orb, the Company recorded a note receivable of $350,000.

14.    Restructuring Expenses

In the fourth quarter of 2001, Vertel restructured operations to reduce operating costs. The Company’s workforce was reduced by approximately 25% from the level at the end of the third quarter 2001. The estimated restructuring costs of $307,000 were recorded in the financial statements for the year ended December 31, 2001 and included employee severance and the costs of vacating three facilities. All employees were notified of the restructuring plans and the Company applied the provisions of EITF 94-3 in determining the proper accounting. Of these costs, $114,000 was paid in 2001 and the rest were paid in 2002.

Recent workforce reductions in 2002 and 2003 did not result in the recording of any restructuring expenses. Restructuring expenses and (benefit) for 2002, 2001 and 2000 are summarized as follows (in thousands):

	Restructuring Expenses/(Benefit)
	2002	2001	2000
Severance and related costs	$—	$257	$—
Vacating costs of facilities	—	50	—
Reversal of excess 1999 restructuring accrual	—	(48)	—

Total	$—	$259	$—

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Business Combinations

On May 30, 2001, Vertel acquired all of the material assets and assumed certain liabilities of Trigon Technology Group, Inc. The aggregate purchase price was approximately $7,145,000 including 4,500,000 shares of the Company’s common stock valued at $6,525,000 and acquisition costs of $620,000. The value of common stock was determined based on the closing market price of common stock as traded on the NASDAQ at the close of business on May 30, 2001. The total purchase price of $7,145,000 was allocated to the assets and liabilities of Trigon based on management’s estimate of their fair value, with the excess costs over the net liabilities assumed being allocated to goodwill. The goodwill amount of $7,320,000 was amortized over its estimated useful life of five years until December 31, 2001.

As part of the agreement, 675,000 shares (15% of the total shares) were held in escrow to cover any unresolved claims and expenses related to the acquisition. In 2002, Vertel experienced difficulty collecting an outstanding receivable and filed a successful escrow claim. These shares were considered outstanding for the computation of earnings per share for all periods presented since the issuance of the shares in 2001 until they were returned to the Company and cancelled

The operating results of Trigon are included in the consolidated financial statements from the date of acquisition. The unaudited pro forma consolidated information set forth below presents the consolidated results of operations as if the acquisition had taken place at the beginning of the period presented. These pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred if the acquisition had taken place at the beginning of the period presented or the results that may occur in the future.

Pro forma consolidated results for the period ended December 31, 2001 are as follows:

	Year Ended December 31, 2001	Year Ended December 31, 2000
	(in thousands except per share amounts)
Revenues	$11,300	$18,083
Net loss	(13,543)	(7,635)
Basic and diluted net loss per common share	$(0.44)	$(0.27)
Weighted average shares outstanding used in net loss per common share calculations—Basic and diluted	31,012	27,833

16.    Subsequent Events—Unaudited

In January 2003, the Company’s Chief Financial Officer and Vice President of Finance and Administration, Craig Scott, stepped down from his position to pursue other interests. Concurrent with that announcement, the Company retained T. James Ranney as interim Chief Financial Officer and Vice President of Finance and Administration.

On March 25, 2003, the company secured a six-month short-term note amounting to $500,000 from an affiliate of SDS Merchant Fund, L.P. (SDS). The note follows other proceeds received in 2002 in connection with notes and warrants that were issued to SDS (see Note 5). The note is payable in six months together with accrued interest at the rate of 12% per annum. A similar short-term note was issued and re-paid in late 2002.

17.    Sale of Assets

In December of 2002 the Company sold its e*ORB product line, related intellectual property rights and customer contracts to PrismTech Limited, a United Kingdom company. The agreement was for cash and royalty payments based on future e*ORB sales. Cash of $600,000 was receivable over a 180-day period commencing with the closing date of the transaction. Royalty payments were receivable monthly based on sales over the 24-month period commencing with the closing and were not to exceed an additional $600,000.

18.    Results of Operations—Unaudited Quarterly Financial Information

The following tables present unaudited quarterly financial information for the two years ended December 31, 2002. In the opinion of management this information contains all normal and recurring adjustments necessary for a fair presentation. These operating results are not necessarily indicative of results that may be achieved in future periods.

	2002 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Quarterly results of operations:
Net revenues	$2,002	$2,054	$2,321	$2,001
Gross profit	924	1,138	1,718	1,712
Net loss	(2,405)	(7,310)	(2,208)	(3,036)
Basic and diluted net loss per common share	$(0.07)	$(0.22)	$(0.06)	$(0.09)

	2001 Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Quarterly results of operations:
Net revenues	$2,598	$3,516	$3,334	$1,145
Gross profit	652	1,613	1,469	(445
Net income (loss)	(2,851)	(1,884)	(2,753)	(4,650)
Basic and diluted net loss per common share	$(0.10)	$(0.06)	$(0.08)	$(0.14)

The quarterly results in the table above include a goodwill impairment charge of $4,795,000 in the second quarter and $2,997,000 in the fourth quarter of 2002.

Vertel’s future revenues and operating results may be subject to quarterly fluctuations as a result of factors such as the timing of significant licenses or orders for products, shifts in product mix, changes in distribution channels, the introduction of new products by the Company or competitors, competitive pricing, changes in product demand resulting from fluctuations in foreign currency exchange rates, decreased European business activity during the summer months and changes in operating and the cost of materials. As a result, quarter-to-quarter comparisons should not be relied upon as indicators of future performance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Accountants

In September 2002 Deloitte & Touche, LLP resigned as the Company’s independent public accountants.

In October 2002 the Company retained BDO Seidman, LLP as the Company’s independent public accountants.

Disagreements

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Vertel’s directors as of December 31, 2002 were as follows:

Name of Director	Age	Principal Occupation	Director Since
Robert T. Flood	54	Chief Executive Officer, PingTone Communications Inc.	2000
Hai-Perng Kuo, aka Alex Kuo	49	President, FoodChina.com	2001
Marc E. Masssen	51	President and Chief Executive Officer, Vertel Corporation	2001
Michael A. Sternberg	57	Chief Executive Officer, Speedcom Wireless Corp.	2002

Mr. Flood, a member of the Board of Directors since November 2000, has served as Chief Executive Officer of PingTone Communications Inc., a Virginia based Internet Protocol telephony provider since November 2001. From September 2000 to October 2001, he was a private consultant in the communications field. From April 1999 to August 2000, he served as Chief Technology Officer of Cable & Wireless Global Inc., a global Internet protocol communications carrier network and web-hosting firm based in London, England. From 1993 to 1999 he was Senior Vice President Engineering and Chief Technology Officer for ICG Communications, Inc., an integrated communications provider based in Colorado, and was responsible for directing technical research and development, product development support, engineering, purchasing and network construction. He received a B.A. in Economics from the University of Nebraska in 1973 and an M.A in Economics from the University of Nevada Las Vegas in 1993.

Dr. Kuo, a member of the Board of Directors since November 2001, served as Chief Marketing Officer & Vice President Business Development from September 2001 until he resigned the position on May 31, 2002. He has been a member of the board since 2001 and is currently President of FoodChina.com. He joined Vertel as Chief Marketing Officer on May 31, 2001 concurrent with Vertel’s acquisition of the assets of Trigon Technology Group, Inc. Dr. Kuo was a co-founder of Trigon, serving as that company’s Chairman and Chief Executive Officer from 1997 through June 2001. Prior to co-founding Trigon, Dr. Kuo was Chief Operating Officer and Executive Vice President of DSET Corporation, a developer of telecommunications management tools from 1992 through early 1997. Dr. Kuo received an M.S. degree from Utah State University and a Ph.D. degree in mechanical engineering from Ohio State University.

Mr. Maassen, a member of the Board of Directors since September 2001, was appointed President and Chief Executive Officer of Vertel in October 2001. From December 2000 to June 2001 he served as President of Comtec International, Inc., a company based in Englewood, Colorado, engaged in the acquisition of broadband and cable television systems. From November 1999 through September 2000 he served as Senior Vice President and Chief Operating Officer of Netbeam, Inc., a company based in Breckenridge, Colorado, providing wireless Internet access services. From February 1999 to May 1999 he served as executive consultant to Xertex Technologies, Inc., based in Broomfield, Colorado, a manufacturer of wireless antenna systems; he also served on their Board of Directors from April 1999 through September 2000. From November 1996 to January 1999 he served as Executive Vice President—Strategic Planning of ICG Communications, Inc., an integrated communications provider based in Englewood, Colorado. From November 1996 he also served as President and was a member of the Board of Directors of Zycom Corporation, a subsidiary of ICG Communications, Inc. based in Englewood, Colorado, providing interactive voice platforms and services. From May 1995 to November 1996 he served as President and was a member of the Board of Directors of ICG Network Services, Inc., a subsidiary of ICG Communications, Inc. based in Englewood, Colorado, providing network infrastructure services. From November 1996 to January 1999 he served on the board of Maritime Communications Network, Inc., a subsidiary of ICG Communications, Inc. based in Miami, Florida, providing satellite communications services to the maritime industry. Mr. Maassen is presently a member of the board of Comtec International Inc., a company based in Englewood, Colorado and he sits on the executive advisory board of Starsys Research Inc., a company based in Boulder, Colorado, providing complex mechanical systems to the aerospace industry. Mr. Maassen has over 25 years of experience within the telecommunications industry in senior management and director positions and holds a B.S. degree in Business Administration from Colorado State University.

Mr. Sternberg, a member of the Board of Directors since August 2002, has more than 30 years of senior management experience, primarily in the communications industry. He is currently the Chief Executive Officer of Speedcom Wireless Corp. Most recently, he was CEO of Universal Broadband Networks, Inc. from May 2000 to March 2001. He was President and CEO of KMC Telecom Holdings, Inc. from July 1996 to March 2000. Prior to those positions, he was the Chief Operating Officer for Rimsat, Ltd. (1993-1996), where he launched the only two commercial satellites ever sold to the West and launched out of Russia. Sternberg also founded his own consulting business (1990-1993), was Executive Vice President of Sales and Marketing for Metropolitan Fiber Systems (1987-1990), was President, North America for Standard Telephones and Cables (1983-1987), and was Vice President of Sales and Marketing for Alcatel (1980-1983). In addition, he held senior management positions at United Technologies Building Systems, General Dynamics Communications Company, Oki Electronics, and National Telephone Company.

Executive Officers

The following is information on Vertel’s executive officers as of December 31, 2002. Each of these officers has been designated a Section 16 reporting officer for purposes of the Securities Exchange Act of 1934.

Marc E. Maassen, 51, President and Chief Executive Officer. For information on Mr. Maassen, see the previous section on directors.

David J. Baumgarten, 48, became Senior Vice President, Engineering and Operations in October 2002. Since January 2002 he had been Vice President of Professional Services and Operations and from October through December of 2001, he was an independent consultant and served on Vertel’s advisory board. From February 2000 through September 2001 he managed the professional services, engineering and operations functions and was also responsible for strategic and operational planning at Global Commerce Systems, Inc., a business to business financial software company based in Broomfield, Colorado. From November 1996 to February 2000, he held several senior management positions at ICG Communications, Inc., in Englewood, Colorado, including Chief Information Officer-ICG Holdings Company (November 1996 to October 1997), Vice President, Business Systems-ICG Telecom Group (November 1997 to February 1999), Vice President, OSS & Billing Development-ICG Telecom Group (February 1999 to August 1999), and Vice President, Network Business Systems-ICG Telecom group (September 1999 to February 2000), focusing specifically on the development and deployment of ICG’s operational support systems. He has been an advisory board member of the Colorado Technology Incubator since November 2001. He holds a B.S. degree in business administration and a M.B.A. degree with a concentration in finance from the University of Colorado.

T. James Ranney, 48, became interim Chief Financial Officer and Vice President of Finance and Administration in January 2003. He has over 24 years of finance and operations experience and has spent the last twelve years focused on successful data management software companies, venture capital start-ups and turnarounds. From April 2002 to December 2002 he was the acting Chief Financial Officer, and from December 2000 until April 2002 he was the Vice President and Chief Financial Officer at Eventra, Inc., a leading provider of supplier relationship management software for the direct material supply chain. He was responsible for finance as well as the company’s client services organization, including professional service engagements, client configuration, network center operations and systems administration. From February 1999 through December 2000 he was Vice President and Chief Financial Officer for Aperture Credentialing, a leading provider of data management services for managed care organizations. From October 1996 to February 1999 he was Chief Financial Officer and Senior Vice President of Business Operations at Physicians’ Online, a web-based healthcare media company that was sold in 1999 to MediConsult in 1999 for $180 million. In 1991 he was one of three founding partners of e-Data Resources, a successful environmental information company now owned by

DMG Information, Inc. Beginning in 1986 he spent five years with the Michael Allen Company Center for Strategic Management where he led major consulting engagements as a Managing Consultant in marketing, strategic planning and financial analysis at numerous Fortune 500 companies. Earlier in his career he held senior financial management positions at McGraw-Hill and Citibank. He holds an MBA in Finance and Banking from Case Western Reserve University and a BBA in Finance and Investments from the George Washington University.

Craig S. Scott, 56, served as Vice President Finance and Administration, Chief Financial Officer and Secretary of Vertel from December 2000 until January 2003. From August 1998 to November 2000 he was Controller of Vertel. Prior to joining Vertel, Mr. Scott served for six years as a private financial and management consultant including serving in several senior level financial management positions including from September 1996 to December 1997 Chief Financial Officer for Bowne Global Solutions, a software localization company based in Los Angeles, California. Mr. Scott holds a Bachelor of Commerce and Administration degree in Accounting from Victoria University, New Zealand and is a Chartered Accountant in Canada.

E. Carey Walters, 54, joined Vertel as Senior Vice President of Sales and Strategic Alliances in January 2002. From July 2001 to January 2002 he was a strategic business consultant for various companies, including Vertel. From June 2000 to July 2001, he was consultant and served as Vice President Corporate Development to Jacobs Rimmel Ltd, a software company in the OSS (operations support services) arena located in London, England. From December 1999 to June 2000 he was a consultant and served as Vice President Marketing and Operations for i360 Inc., a custom portal and services company based in Tucson, Arizona. From February 1998 to July 1999 he was a consultant, Director and interim Chief Executive Officer for ChatCom, Inc., a manufacturer of network servers based in Chatsworth, California. From June 1996 to July 1997 he held senior international and domestic sales and marketing positions with Objective Systems Integrators (“OSI” now owned by Agilent), an OSS software company located in Folsom, California. Mr. Walters holds a B.S. degree in industrial management and marketing from Louisiana State University.

ITEM 11.    EXECUTIVE COMPENSATION

Report of the Compensation Committee

Executive Compensation Principles

This report summarizes the principal components of the Company’s executive officer compensation programs and describes the basis on which fiscal 2002 compensation determinations were made by the Compensation Committee with respect to the executive officers of the Company named in the compensation tables.

Until their resignations in May 2002, The Compensation Committee of the Board of Directors was composed of two non-employee directors. With their resignations there are currently no members of this committee and the full Board of Directors is effectively acting in their stead. The Company expects to appoint two independent outside members by June 30, 2003. It is the responsibility of members of the Compensation Committee to set and administer policies that govern compensation and stock ownership programs and to set compensation levels of the chief executive and other executive officers. However, under Vertel’s stock option plans options may be granted by the Board of Directors and in fiscal 2002, all grants were made by the full Board. Until new members are appointed the Company is adhering to the principles previously approved.

The following objectives have been adopted in the past by the Compensation Committee as guidelines for compensation decisions: (i) to provide a competitive compensation package that enables the Company to attract and retain key executives, (ii) to integrate all pay programs with the Company’s annual and long-term business strategy and objectives and focus executive actions on the fulfillment of those objectives and (iii) to provide variable compensation opportunities that are directly linked with the performance of the Company and that align executive compensation with the interests of shareholders.

The Company’s executive compensation program consists of base salary, annual incentive compensation and long-term equity incentives in the form of stock options under the Company’s stock option plans. Executives are also eligible for benefits generally available to all employees of the Company, including medical plans and a 401(k) savings plan.

Base Salary

Base salary levels for Vertel executive officers are set competitively relative to companies with comparable sales, size, geographic scope and complexity, based on independent salary surveys. In determining salaries, the Compensation Committee also considers individual experience, performance and specific issues particular to the Company. The Company believes base salaries for 2002 were set at the mid-range of the survey levels for Vertel’s executive officer positions.

Incentive Compensation

Annual compensation is provided to executive officers through a bonus program that rewards achievement of pre-established corporate and business unit financial performance goals. At the beginning of each fiscal year, the Board of Directors sets threshold and target goals for corporate financial performance, which are generally measured on a quarterly basis. The corporate performance goals for fiscal 2002 were based on corporate and business unit total revenue and pre-tax income.

At the beginning of fiscal 2002, the Committee set target amounts of incentive compensation to be paid if certain performance goals were achieved at target levels. The amount paid is based upon a percentage of base salary. For 2002, the percentages ranged from 15% to 50%. Performance is reviewed quarterly and bonuses, if earned, are paid on a quarterly basis. The Board may modify performance goals throughout the year if business or corporate conditions merit such change.

For fiscal 2002, the Company under-performed against its revenue and pre-tax income goals. No bonuses were paid to the named executive officers against the financial performance goals set for 2002. In 2001 Mr. Scott received a $5,000 bonus outside of financial performance goals in connection with the acquisition of Trigon Technology Group, Inc.

Long-term incentive compensation consists of grants of stock options under the Company’s stock option plans. In fiscal 2002, all grants were made by the full Board of Directors. Both the Board and the Committee strongly believe that by providing executives who have substantial responsibility for the execution of the Company’s strategic plans, day-to-day management and growth with an opportunity to increase their ownership of the Company’s stock, the interests of executives will be more closely aligned with those of shareholders. Therefore, executives are eligible to receive stock options from time to time. The number of stock options granted to executive officers is based on both individual performance and competitive practices.

Chief Executive Officer Compensation

The base salary paid to Mr. Maassen during 2002 reflected a base salary of $250,000 paid through July 31, 2002. In light of the Company’s financial condition beginning on August 1, 2002 Mr. Maassen took a voluntary 10% salary reduction to $225,000. His total compensation shown in the Summary Compensation Table reflects compensation paid since his hire date of October 11, 2001. Mr. Maassen was not paid a bonus in 2002.

In determining the compensation package of the Chief Executive Officer, the Compensation Committee considered the factors described above for all executive officers. If corporate performance goals had been achieved at 100% of the targets, Mr. Maassen would have received a bonus of up to 50% of his base compensation. Chief Executive Officer compensation for 2002 was in the mid-range compared to companies in the competitive compensation survey. The Compensation Committee believes that Mr. Maassen’s compensation packages included the necessary base compensation levels required to attract and retain a qualified Chief Executive Officer.

COMPENSATION COMMITTEE (BOARD)

Marc E. Maassen

Robert T. Flood

Hai-Perng Kuo

Michael Sternberg

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Code generally disallows a tax deduction to publicly held companies for compensation exceeding $1,000,000 paid to certain of the corporation’s executive officers unless the compensation qualifies as “performance-based”. To be performance-based, the compensation may be payable only upon attainment of pre-established, objective performance goals under a plan approved by shareholders.

The compensation paid to the Company’s executive officers for 2002 did not exceed the $1,000,000 limit for any officer, nor is it expected that compensation to be paid to the Company’s executive officers for fiscal 2002 will exceed that limit. The Company’s stock option plans are structured so that any compensation income realized by an executive officer as a result of the exercise of an option or the sale of option shares would qualify as performance-based compensation. Because it is unlikely that cash compensation payable to any of the Company’s executive officers in the foreseeable future will exceed the $1,000,000 limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to the Company’s executive officers. The Compensation Committee will continue to monitor compensation levels under the Company’s cash compensation programs, but intends to retain the flexibility necessary to provide total cash compensation in line with competitive practice, the Company’s compensation philosophy and shareholders’ best interests.

Stock Price Performance

The following graph compares for the period January 1, 1997 through December 31, 2002, the cumulative total shareholder return for the Company, the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the NASDAQ Telecommunications Index (the “Telecom Index”).

Measurement points are the last trading days of the Company’s fiscal years ended December 1998 through December 2002. The graph assumes that $100 was invested on December 27, 1997 in the common stock of Vertel, the S&P 500 and the Telecom Index, and further assumes re-investment of dividends. The investment returns of each issuer within the Telecom Index have been weighed according to the respective issuer’s stock market capitalization at the beginning of each of the periods presented. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Interlocks and Insider Participation

No employee director serves on the Compensation Committee. There were no compensation committee interlocks.

Summary Compensation Table

The following table shows compensation for 2002 for each officer of the Company.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)		Other Annual Compensation ($)(3)		# Options (4)		All Other Compensation ($)(3)
Marc E. Maassen	2002	$238,558		—	$0
President and Chief	2001	$36,154		—	$30,000	(7)	690,000
Executive Officer(5)

Craig S. Scott	2002	$147,205	$		—
Vice President, Finance and	2001	$150,000		$5,000	—		150,000
Administration, Chief Financial	2000	$113,211		$12,115	$272,321		100,000
Officer and Secretary

David Baumgarten	2002	$151,707
Senior Vice President, Professional
Services and Operations

E. Carey Walters	2002	$172,385		$20,769
Senior Vice President of Sales and
Strategic Alliances

Cyrus D. Irani	2002	$96,000		—
President and Chief	2001	$240,000		—			250,000	(8)
Executive Officer(6)	2000	$210,265		$28,233	$3,055,355		600,000

(1)	Includes amounts self-deferred under the Vertel Corporation 401(k) Savings Plan. No matching amounts were contributed by the Company.
(2)	Includes annual bonuses based on corporate performance paid with respect to fiscal 2002, 2001 and 2000 and performance-based commissions. These bonuses are determined by the Board of Directors based on the recommendation of the Compensation Committee. See “Report of the Compensation Committee.”
(3)	Amounts shown represent the dollar value of the difference between the fair market value and the option exercise price of stock options exercised. Fair market value is based on the closing price of Vertel common stock on the applicable securities exchange or trading platform on the date of exercise or actual sale price. Unless otherwise indicated, no named executive officer had executive perks exceeding the lesser of $50,000 or 10% of salary plus bonus.
(4)	Indicates the number of shares of Common Stock underlying options. Options granted in fiscal 2001 and 2000 were granted either under the 1998 Stock Option Plan or 2000 Stock Option Plan. Options granted in fiscal 1999 were granted under the 1998 Stock Option Plan. (5) Mr. Maassen became President and Chief Executive Officer of the Company on October 11, 2001. Mr. Maassen’s annualized salary at the end of 2002 was $225,000.
(6)	Mr. Irani served as Chief Executive Officer and President until October 10, 2001, when he resigned as Chief Executive Officer and President, while continuing his position as a member on the Board of Directors until August 15, 2002. From October 11, 2001 through March 31, 2002 he provided strategic advice and other services as an employee of the Company. He was paid $20,000 per month plus benefits during his period as an employee.
(7)	Amount is for relocation allowance.
(8)	These options were canceled on August 15, 2000 with Mr. Irani’s consent in order to assure a sufficient number of shares remained available under stock option plans to meet anticipated needs for future grants to other employees.

Compensation of Directors

Board compensation includes cash and stock components. Non-employee directors are paid a retainer of $1,750 per quarter and a fee of $1,000 for each meeting they attend of the Board of Directors or of a committee of the board. If more than one meeting occurs on the same day only one meeting fee is paid. Directors are also reimbursed reasonable costs for attending meetings.

Non-employee members of the Board also receive options to purchase shares of the Company’s common stock pursuant to the 1996 Directors’ Stock Option Plan. The exercise price of an option must be not less than the fair market value on the date of grant. Each non-employee director automatically receives an option to purchase 40,000 shares of common stock (the “Initial Options”) on the date first elected or appointed to the Board. On January 1 of each year thereafter, each non-employee director who has served at least six months on the Board is granted additional options to purchase 10,000 shares of common stock (the “Annual Options”). Under the 1996 Plan, these options have a term of ten years. The Initial Options become exercisable in increments of 25% of the total shares on each of the first, second, third and fourth anniversaries of their date of grant. The Annual Options become exercisable in full on the fourth anniversary of their date of grant. In addition, both the Initial and Annual Options become exercisable in full in the event of: the dissolution or liquidation of the Company, the sale of all or substantially all of the assets of the Company, the merger or consolidation of the Company in which the Company is not the surviving corporation, or the capital reorganization of the Company in which more than 50% of shares in the Company that are entitled to vote are exchanged.

Retention Agreements, Employment Agreements and Indemnification Agreements

Retention Agreements.    In October 1998, the Compensation Committee approved a Retention Agreement for each officer of the Company, including the Chief Executive Officer and each of the other Named Executive Officers. Under the terms of the Retention Agreements, these officers have agreed to continue to be employed by the surviving corporation for at least six months following a merger or acquisition or similar change of control of the Company and the Company has agreed that if the officer’s employment with such entity is involuntarily terminated within the first year following such a change of control, the officer will be entitled (i) to continue to receive the officer’s regular salary for one year following such termination, (ii) to receive a bonus equal to one-half of the officer’s average bonus during each of the preceding three years and (iii) to have the vesting with respect to any options or restricted stock accelerated so that the number of vested shares is equivalent to that number that would have vested had the officer continued to be employed by the surviving entity for two years following the change of control.

Employment Agreements.    Each of the Named Executive Officers is, or has been, a party to an Employment Agreement governing any termination of employment that occurs prior to any change of control as contemplated by the Company’s Retention Agreement with the individual officer. Each Employment Agreement terminates upon a change of control and provides, among other things, that in the event of an involuntary termination within the first twelve months after becoming an officer, the officer will receive (i) a severance payment equal to twelve months’ salary, which amount shall be paid in one lump sum payment within two weeks of the date of such involuntary termination; (ii) a pro-rated portion of any target quarterly bonus accrued through the date of such involuntary termination; and (iii) continuation of health insurance benefits for twelve months following such termination date, and if the termination of an officer occurs after the first twelve months, the severance payment and insurance benefits will be reduced from twelve to six months. Under an Employment Agreement, the officer agrees to certain non-competition and non-solicitation provisions during the term of employment and any severance period.

Messrs. Maassen, Baumgarten and Walters are each a party to an Employment Agreement. Mr. Scott was a party to an Employment Agreement prior to his resignation as Chief Financial Officer on January 10, 2003. Mr. Irani was also a party to an Employment Agreement prior to his resignation as Chief Executive Officer and President of the Company on October 10, 2001. Mr. Irani and the Company then agreed that he would continue to be employed by the Company through March 31, 2002 to provide strategic advisory services and to assist in the orderly transition of responsibilities to Mr. Maassen. Mr Irani remained a director of the Company until his resignation from the board on August 15, 2002.

Indemnification Agreements.    The Company has indemnification agreements with each of its directors and officers, which may require the Company, among other things, to indemnify them against certain liabilities that may arise from their status or service as directors or officers, to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors’ and officers’ liability insurance if available on reasonable terms.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

Disclosure Regarding Vertel’s Equity Compensation Plans

Vertel maintains the Amended 1996 Directors Stock Option Plan (the “1996 Plan”), the Amended 1998 Stock Option Plan (the “1998 Plan”), the 2000 Stock Option Plan (the “2000 Plan”) and the 2001 Non-Qualified Stock Option Plan (the “2001 Plan”) pursuant to which Vertel may make equity awards to eligible persons. Vertel shareholders approved the 1996 Plan, the 1998 Plan and the 2000 Plan. The 2001 Plan was not subject to the approval of Vertel’s shareholders and was therefore not submitted.

The following table summarizes information about Vertel’s common stock that may be issued upon exercise of outstanding equity awards made as of December 31, 2002 under Vertel’s existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	3,778,343	(1)	$1.36	3,395,836	(3)
Equity compensation plans not approved by shareholders	936,833	(2)	$1.00	3,063,167	(4)

Total	4,715,176		$1.29	6,459,003

(1)	Comprised of: 90,000 shares under 1996 Plan; 2,074,343 shares under 1998 Plan; and 1,614,000 shares under 2000 Plan.
(2)	All shares are issuable under 2001 Plan.
(3)	Comprised of: 400,000 shares under 1996 Plan; 2,609,836 shares under 1998 Plan; and 386,000 shares under 2000 Plan.
(4)	All shares available under 2001 Plan.

2001 Non-Qualified Stock Option Plan

As part of the Trigon acquisition Vertel’s Board of Directors adopted the 2001 Non-Qualified Stock Option Plan in 2001. This Plan was not subject to the approval of Vertel’s shareholders and was therefore not submitted.

Shares Available—The Plan reserved up to 4,000,000 shares of Vertel’s common stock for issuance pursuant to options granted there under. The Plan permits grants of non-statutory stock options (“NSOs”). If an option granted under the Plan expires, terminates or becomes un-exercisable for any other reason, the unexercised shares subject to such option again become available for issuance under the Plan. Notwithstanding the foregoing, shares issued under the Plan and later repurchased by Vertel will not again become available for issuance under the Plan.

Eligibility—All employees, other than officers and directors, of Vertel or a related company are eligible to participate in the Plan. Non-employee consultants and advisors who provide services to Vertel or a related company and are compensated for such services are also eligible to participate. Vertel’s Officers and Directors are not eligible to participate in the Plan.

Administration—The Compensation Committee of the Board of Directors administers the Plan. The Compensation Committee may designate, from time to time, the individuals to whom options are granted under the Plan, the number of shares subject to each option, the vesting schedule, exercise price and term of each option and other terms and conditions related to options granted under the Plan. Only the Board may amend or terminate the Plan.

Term of Plan—The Plan expires in 2011 unless earlier terminated by the Board of Directors.

Stock Options—Options are exercisable in accordance with the terms of an option agreement entered into at the time of grant and continue in effect for the period fixed in the option agreement. Options granted under the Plan are nontransferable except on death, unless the Compensation Committee specifies in the option agreement that the option is transferable to a charitable trust established by the optionee or to a living trust established by the optionee or a member of the optionee’s immediate family.

Upon termination of an optionee’s employment and service, vested options shall be exercisable on the earliest of (i) the option’s expiration date; (ii) six months following termination of employment and service because of disability or death; or (iii) three months following termination for any other reason. The Compensation Committee may shorten or extend the exercise period of any option, but in no event shall an option be exercisable later than its expiration date.

The method of payment of the purchase price for each share purchased pursuant to exercise of options under the Plan is determined by the Compensation Committee and may consist of (i) cash; (ii) check; (iii) promissory note; (iv) shares of common stock valued at fair market value that (x) have been owned by the optionee for at least six months or (y) were not acquired from Vertel; (v) delivery of a properly executed exercise notice together with irrevocable instructions to a broker to deliver promptly to Vertel the amount of sale or loan proceeds required to pay the exercise price; (vi) any combination of the foregoing methods of payment; or (vii) any other methods allowed by the Compensation Committee as permitted by law.

Upon the exercise of an option, the number of shares subject to the option and the number of shares available under the Plan for future option grants are reduced by the number of shares with respect to which the option is exercised, less any shares surrendered in payment or withheld to satisfy withholding obligations.

Changes in Capital Structure—The Plan provides that if the outstanding Common Stock of Vertel is increased or decreased due to any stock split, reverse stock split, stock dividend, combination or reclassification of Vertel’s common stock or any other increase or decrease in the number of Vertel’s issued shares of common stock effected without the receipt of consideration by Vertel, appropriate adjustment will be made by the Compensation Committee in the number of shares available for awards under the Plan and the number and price per share of shares that are subject to any outstanding option. Notwithstanding the foregoing, neither the conversion of any convertible securities or the issuance of any additional shares of any class of stock shall trigger such an adjustment.

Amendments—The Board of Directors may at any time amend or terminate the Plan in such respect as it shall deem advisable.

Tax Consequences – Under federal income tax law no income is realized by an optionee until a stock option is exercised. All of the stock options granted under the Plan are NSOs. At the time of exercise of an NSO, the optionee will realize ordinary compensation income, and Vertel will generally be entitled to a deduction, in the amount by which the market value of the shares subject to the option at the time of exercise exceeds the exercise price. Vertel’s deduction is conditioned upon withholding income taxes on the income amount. Upon the sale of shares acquired upon exercise of an NSO, the excess of the amount realized from the sale over the market value of the shares on the date of exercise will be taxable to the optionee.

The following table shows how much Vertel Common Stock the Named Executive Officers (as defined in the Summary Compensation Table) owned beneficially as of December 31, 2002. The table also shows beneficial ownership by all directors and executive officers as a group and by persons known by the Company to own beneficially more than 5% of the Vertel Common Stock.

Security Ownership of Certain Beneficial Owners and Management

The following table shows how much Vertel common stock the Named Executive Officers (as defined in the Summary Compensation Table) owned beneficiary as of December 31, 2002. The table also shows beneficial ownership by all directors and executive officers as a group and by persons known by the Company to own beneficially more than 5% of the Vertel common stock.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Dr. Mervin Sakowitz and Dr. Nera Sakowitz(3) and two minor children c/o Long Island Pulmonary Associates 1 Fulton Avenue, Hempstead, New York 11550	3,372,931	9.6%
Marc E. Maassen	—
Robert T. Flood	10,000	*
Jack P. Reily	22,500	*
Ralph K. Ungermann	12,350	*
Tonia G. Graham(4)	104,500	*
Cyrus D. Irani	158,299	*
Stephen J. McDaniel	159,920	*
Craig S. Scott	80,519	*
Hai-Perng (“Alex”) Kuo	441,597	1.3%
All other directors and executive officers as a group (9 persons)	1,067,614	3.1%

*	less than 1%.
(1)	Shares are deemed to be “beneficially owned” by a person if the person, directly or indirectly, has or shares (i) the power to vote or to direct the voting of such shares or (ii) the power to dispose or direct the disposition of such shares. In addition, beneficial ownership includes shares that the person has the right to acquire within 60 days.
(2)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have the sole voting and investment power with respect to all shares of Common Stock.
(3)

According to a Schedule 13D dated March 27, 2001 and supplied to the Company, the Doctors Sakowitz and two minor children (the “Group”) acquired 2,526,457 shares of Vertel common stock for the purpose of investment. The Group reported in that Schedule 13D that it was evaluating its perception of the investment potential of the common stock and might purchase additional shares or sell all or a portion of the common stock, but had no plans as of March 27, 2001 that would result in the acquisition or disposition of securities of the Company or in any significant corporate transaction. As of March 19, 2001, the Group reported that Dr. Mervin Sakowitz had shared power to vote and dispose of 1,969,094 shares (1,454,575 of which were held jointly with his spouse, Dr. Nera Sakowitz; 259,958 were held in the name of Sara Sakowitz, for which he shared beneficial ownership with his spouse; and 254,561 shares were held in the name of Julia Sakowitz, for which he also shared beneficial ownership with his spouse.) Dr. Nera Sakowitz had sole power to vote and dispose of 165,205 shares, as well as shared power to vote and dispose of an aggregate of 1,969,094 shares (with her spouse and daughters, as previously described) Dr. Mervin Sakowitz recently informed the Company that as of December 31, 2002, Dr. Mervin Sakowitz had sole power to vote and dispose of 933,206 shares, as well as shared power to vote and dispose of 2,439,725 shares (1,800,206 of which are held jointly with his spouse, Dr. Nera Sakowitz; 322,458 held in the name of Sara Sakowitz, for which he shares beneficial ownership with his spouse; and 317,061 shares held in the name of Julia Sakowitz, for which he also shares beneficial ownership with his spouse). Dr. Nera Sakowitz has shared power to vote and dispose of an aggregate of 2,439,725 shares (with her spouse and daughters, as previously described). However, the Group has not supplied the Company with, or filed, a Schedule 13D or 13G to disclose these stock ownership changes.

(4)	Includes 9,000 shares held by spouse.

On January 3, 2002, pursuant to a Note and Warrant Purchase Agreement between the Company and SDS Merchant Fund, L.P. (“SDS”), dated August 31, 2001, SDS purchased a $3.5 million aggregate principal amount 6% convertible promissory note (the “First Note”) from the Company and was issued a Warrant exercisable for 800,000 shares of the Company’s common stock at an initial exercise price of $0.9988 per share. On August 13, 2002, pursuant to a second Note and Warrant Purchase Agreement, SDS purchased a $3.1 million aggregate principal amount 8% convertible senior secured promissory note (the “Second Note”) from the Company and was issued a five-year Warrant exercisable for 2,625,000 shares of the Company’s common stock at an initial exercise price of $0.20 per share.

The conversion price of the First Note fluctuates and is determined by multiplying the applicable discount percentage by the average per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to the conversion date. The initial discount percentage is 7%. The conversion price of the Second Note fluctuates and is determined by multiplying the applicable discount percentage by the average per share market value for the three trading days having the lowest per share market value during the twenty-two trading days immediately prior to the conversion date. The initial discount percentage is 18% but due to default on certain provision in the debt agreement the discount percentage is 40% as of December 31, 2002. Furthermore, pursuant to the two note agreements, the Company is required to pay substantial penalties to the note holders under certain specified circumstances.

Under the terms of the notes, the number of shares to be issued upon conversion increases as the market value of Vertel common stock decreases. As a result, if there was a significant reduction in the market value of Vertel common stock and if SDS converted the Notes and exercised the Warrants, it is possible that the aggregate number of shares to be issued upon such conversion could result in a change in control.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions with management and others, business relationships with directors or nominees, indebtedness of management or transactions with promoters. Please see commentary above regarding transactions with SDS.

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Vertel’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Form 10-K was being prepared.

These facts notwithstanding, Vertel’s Chief Executive Officer and Chief Financial Officer do not expect the Company’s disclosure controls or internal controls will prevent all error and all fraud. The design of any control system is based partly on certain assumptions about the likelihood of future events and there can be no assurance that all future events have been anticipated. In addition, no matter how well conceived and operated a control system may be, it provide only reasonable, not absolute, assurance that system objectives are being met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur due to simple mistake or error. In addition, controls can be circumvented by individuals; can be subject to the collusion of two or more people; or by management decisions to override controls. Furthermore, the design of control systems must reflect the fact that there are resource constraints and the costs of controls must be considered relative to their respective benefits.

Changes In Internal Controls

There were no significant changes in internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

10.2

Form of Option Agreement under 1996 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.75 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.3	Amended 1998 Stock Option Plan (incorporated by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

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

Number	Description

10.6	2001 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 5.1 of the Registrant’s Current Report on Form 8-K dated May 30, 2001, Commission File No. 000-19640).

10.7	Form of Notice of Stock Option (incorporated by reference to Exhibit 5.2 of the Registrant’s Current Report on Form 8-K dated May 30, 2001, Commission File No. 000-19640).

10.8

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

10.10

Lease Agreement between the Registrant and Nomura-Warner Center Associates, L.P., dated November 26, 1996 (incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the year ended December 28, 1996, Commission File No. 000-19640).

10.11	Amendment dated August 14, 2002 to Lease Agreement between the Registrant and Nomura-Warner Center Associates, L.P., dated November 26, 1996 (filed herewith).

10.12

Form of Retention Agreement between the Company and each of its officers (incorporated by reference to Exhibit 10.68 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 000-19640).

10.13

Employment Agreement between the Company and Cyrus D. Irani dated January 12, 1999 (incorporated by reference to Exhibit 10.72 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.14

Amendment No. 1, dated December 3, 1999 to the Employment Agreement between the Company and Cyrus D. Irani (incorporated by reference to Exhibit 10.80 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.15

Employment Agreement between the Company and Stephen J. McDaniel dated November 1, 1999 (incorporated by reference to Exhibit 10.77 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 000-19640).

10.16

Employment Agreement between the Company and Tonia G. Graham dated July 5, 2000 (incorporated by reference to Exhibit 10.82 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 000-19640).

10.17

Employment Agreement between the Company and Craig S. Scott dated December 1, 2000 (incorporated by reference to Exhibit 10.83 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 000-19640).

10.18

Employment Agreement between the Company and Alex Kuo dated May 30, 2001 (incorporated by reference to Exhibit 10.85 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 000-19640).

10.19

Retention and Severance Agreement between the Company and Alex Kuo dated May 30, 2001 (incorporated by reference to Exhibit 10.86 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 000-19640).

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

Number	Description

10.22

Asset Purchase Agreement by and between the Company and PrismTech Limited dated November 27, 2002 (incorporated by reference to Exhibit 10.21 of the Registrant’s Current Report on Form 8-K dated December 31, 2002, Commission File No. 000-19640).

21.3	Subsidiaries of the Registrant (filed herewith).

23.1	Independent Auditors’ Consent, Deloitte & Touche, LLP (filed herewith).

23.2	Independent Auditors’ Consent, BDO Seidman, LLP (filed herewith).

24.1	Power of Attorney (included in signature page)

99.1	Certification pursuant to 18 U. 2002 (filed herewith) S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of

99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2002, 2001 and 2000.

Reports on Form 8-K

The Company filed a Current Report on Form 8-K\A dated October 31, 2002 in connection with the engagement of BDO Seidman, LLP as the Company’s independent public accountants.

The Company filed a Current Report on Form 8-K dated December 23, 2002 in connection with the sale of its e*ORB software product line and related contracts to Prism Tech Limited.

The Company filed a Current Report on Form 8-K dated January 10, 2003 in connection with the announcement that it had retained T. James Ranney as its interim Vice President of Finance and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTEL CORPORATION

Date: April 23, 2003	By:	/S/ T. JAMES RANNEY
T. James Ranney Vice President, Finance and Administration, Chief Financial Officer and Secretary

Power of Attorney

Each person whose signature appears below constitutes and appoints Marc E. Maassen and T. James Ranney, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacity and on the date indicated.

Signature	Title	Date

/S/ MARC E. MAASSEN Marc E. Maassen	President, Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2003

/S/ T. JAMES RANNEY T. James Ranney	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 23, 2003

/S/ ROBERT T. FLOOD Robert T. Flood	Director	April 23, 2003

/S/ HAI-PERNG KUO A/K/A/ ALEX KUO Hai-Perng Kuo a/k/a/ Alex Kuo	Director	April 23, 2003

/S/ MICHAEL A. STERNBERG Michael A. Sternberg	Director	April 23, 2003

CERTIFICATION

I, Marc Maassen, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Vertel, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual reports (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrants’ board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant efficiencies and material weaknesses.

Date: April 23, 2003	/S/ MARC E. MAASSEN
Marc E. Maassen President and Chief Executive Officer

CERTIFICATION

I, T. James Ranney, Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Vertel, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual reports (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrants’ board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant efficiencies and material weaknesses.

Date: April 23, 2003	/S/ T. JAMES RANNEY
T. James Ranney Vice President and Chief Financial Officer

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenditures	Charges to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts and sales returns:
Year Ended December 31, 2002	$487,000	$405,000		$676,000	*	$216,000
Year Ended December 31, 2001	$536,000	$107,000		$156,000	*	$487,000
Year Ended December 31, 2000	$486,000	$115,000		$65,000	*	$536,000

*	write-off of uncollectible accounts, net of recoveries.