Form 10-Q
period 2003-03-31
VERTEL CORP
filed 2003-05-21
CIK 880458

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of March 31, 2003 there were 34,534,253 common shares outstanding with a par value of $0.01 per share.

VERTEL CORPORATION

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global, political, economic, business, competitive, market and regulatory factors.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERTEL CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$472	$881
Accounts receivable (net of allowances of $216 for 2003 and $216 for 2002	941	1,847
Prepaid expenses and other current assets	211	132

Total current assets	$1,624	$2,860
Fixed and Other Assets:
Property and equipment, net	$109	$148
Investments	21	16
Goodwill	754	754
Other assets	415	466

Total Assets	$2,923	$4,244

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$176	$95
Accrued wages and related liabilities	505	680
Accrued taxes payable	344	338
Other accrued liabilities	1,130	1,187
Notes payable	2,448	1,761
Warrant obligation	268	372
Deferred revenues	531	433

Total current liabilities	$5,402	$4,866

Commitments (Note 8)

Shareholders’ Equity (Deficit):
Preferred stock, par value $0.01, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01, 100,000,000 shares authorized; shares issued and outstanding: 2003: 34,534,253; 2002: 34,534,253	345	345
Additional paid-in capital	96,982	96,982
Accumulated deficit	(99,458)	(97,599)
Accumulated other comprehensive loss	(348)	(350)

Total shareholders’ equity (deficit)	$(2,479)	$(622)

Total liabilities and shareholders’ equity (deficit)	$2,923	$4,244

See accompanying notes to consolidated financial statements.

VERTEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Three Month Period Ended March 31
	2003	2002
Net revenues:
Licenses	$510	$1,259
Service and other	401	743

Total net revenues	$911	$2,002
Cost of revenues:
Licenses	$24	$39
Service and other	346	1,039

Total cost of Revenues	$370	$1,078

Gross profit	$541	$924
Operating expenses:
Research and development	$674	$1,289
Sales and marketing	896	1,273
General and administrative	660	791
Goodwill amortization	—	—
Goodwill impairment	—	—

Total operating expenses	$2,230	$3,353

Operating Loss	$(1,689)	$(2,429)
Other income (expense), net	(140)	47

Loss before provision for income taxes	$(1,829)	$(2,382)
Provision (benefit) for income taxes	(30)	(23)

Net Loss	$(1,859)	$(2,405)
Other comprehensive income (loss)	(65)	(38)

Comprehensive loss	$(1,924)	$(2,443)

Basic and diliuted net loss per common share	$(0.06)	$(0.07)

Weighted average shares outstanding used in net loss per common share calculations—basic and diluted	34,534	33,130

See accompanying notes to consolidated financial statements.

VERTEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Three Month Period Ended March 31
	2003	2002
Cash flows from operating activities:
Net Loss	$(1,859)	$(2,405)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	40	$146
Reserve for returns and bad debts	—	(26)
Change in fair value of warrant obligation	(104)	(160)
Non-cash interest expense	187	155
Changes in operating assets and liabilities	780	(283)

Net cash used for operating activities	$(956)	$(2,573)
Cash flows from investing activities
Purchases of property and equipment	$(1)	$(22)
Changes in other assets	46	(59)

Net cash provided by (used for) investing activities	$45	$(81)
Cash flows from financing activities
Proceeds from issuance of convertible promissory note	$—	$3,395
Proceeds from issuance of non-convertible promissory note	500	—

Net cash provided by (used for) financing activities	$500	$3,395
Effect of exchange rate changes on cash	$2	$(4)

Net increase (decrease) in cash and cash equivalents	$(409)	$737
Cash and cash equivalents, beginning of period	881	2,851

Cash and cash equivalents, end of period	$472	$3,588

See accompanying notes to consolidated financial statements.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

These consolidated financial statements include the accounts of Vertel Corporation and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited and include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. These statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2002 included in Vertel’s Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of results that may be expected for the full year.

Effective August 22, 2002, Vertel’s common stock was de-listed from trading on The NASDAQ SmallCap Market(SM) for failing to comply with the $1.00 minimum bid price requirement. The Company’s common stock is now traded on the OTC Bulletin Board (OTC BB) under the stock symbol: VRTL.OB.

In conjunction with the M*Ware strategy, in December of 2002 the Company sold its e*ORB product line, related intellectual property rights and customer contracts to PrismTech Limited, a United Kingdom company. The agreement was for cash and royalty payments based on future e*ORB sales. Cash of $600,000 was to be a receivable over a 180-day period commencing with the closing of the transaction. Some $500,000 has been received to date. Royalty payments are receivable monthly based on sales over the 24-month period commencing with the closing and are not to exceed an additional $600,000.

The Company has reported operating losses for each of the most recent five fiscal years. For the three months ended March 31, 2003, Vertel reported operating losses of $1.7 million and negative cash flows from operations of $1,208,000. For the twelve-month period ended December 31, 2002 the Company reported an operating loss of just over $14.4 million and negative cash flows from operations of $6.6 million. As of March 31, 2003 the Company had an accumulated deficit of $99.5 million and negative working capital of $3,778,000, including cash and cash equivalents of $472,000. Such results raise substantial doubt about Vertel’s ability to continue as a going concern.

At the end of the first quarter of 2003, the Company received net proceeds of approximately $500,000 from non-convertible promissory notes (See Note 4). Proceeds from this transaction will be used during the second quarter and comprised the cash balance on March 31, 2003. During the first quarter of 2002, the Company received net proceeds of approximately $3,395,000 from the sale of a convertible secured promissory note and the issuance of a common stock warrant, and on August 13, 2002 received net proceeds of approximately $3,040,000 from the sale of a second convertible secured promissory note and the issuance of additional warrants (See Note 5). The Company used $1,500,000 of the proceeds of the second note to partially repay the first note. Substantially all of the remaining proceeds from these two transactions were used for operations during the course of 2002. As of December 31, 2002, the recorded balances remaining on these two Notes totaled $1,761,000. This amount is net of $3,012,000 in non-cash charges that are already reflected in the accompanying 2002 financial statements. The sum of these two amounts represents the total cash amount that would be necessary to satisfy the debt.

The inability thus far of the Company to generate sufficient revenues to offset expenses raises substantial doubt about Vertel’s ability to continue as a going concern and the Company may, therefore, be unable to realize assets and discharge liabilities in the normal course of business. The Company expects to continue to incur operating losses throughout the first half of 2003 and currently spends about $2.4 million per quarter in expenses. Since the beginning of the year the Company has reduced the number of employees, from 61 to 47, and has taken additional steps to reduce expenses. Nevertheless, the Company cannot assure sales targets will be met or that expense reduction programs will be sufficient to generate operating income. If operating income is not achieved and Vertel is not able to raise additional debt or equity capital, the Company may not be able to continue as a going concern.

Vertel’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the classification and amounts of liabilities that may become necessary in the event the Company is unable to continue as a going concern.

2. Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” effective May 15, 2002.” SFAS 145 prevents gains or losses on the extinguishment of debt that do not meet the criteria of APB 30 to be treated as extraordinary. The pronouncement also amends SFAS 13, “Accounting for Leases,” to eliminate the inconsistency between the required accounting for sale-leaseback translations and the required accounting for certain lease modifications that have similar economic effects. SFAS 145 also amends other existing

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

pronouncements to clarify meanings, make technical corrections and describe applicability under changed conditions. SFAS 145 did not have a material impact on the Company’s financial statements.

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

3. Goodwill

The Company’s goodwill resulted from the acquisition of Expersoft Corporation in March 1999 and Trigon Technology Group (“Trigon”) in May 2001. The initial value of goodwill from these transactions was $4,742,000 and $7,320,000, respectively, or $12,062,000 combined. A summary of changes in goodwill since initial recording is as follows:

Amount
Goodwill recorded from the acquisition of Expersoft in March 1999	$4,742,000
Less: Amortization recorded in 1999	(757,000)
Less: Amortization recorded in 2000	(952,000)

Balance: December 31, 2000	$3,033,000
Plus: Goodwill recorded from the acquisition of Trigon in May 2001	7,320,000
Less: Amortization recorded in 2001	(1,807,000)

Balance: December 31, 2001	$8,546,000
Less: Goodwill impairment recorded in 2002	(7,792,000)

Balance: December 31, 2002	$754,000

In accordance with SFAS 142, the company did not amortize goodwill in 2002. However, the Company did retain an independent third party valuation consultant to test for goodwill impairments. In June 2002, the Company determined that goodwill was impaired due to the continued deterioration in the telecommunications and technology markets and the decrease in fair market value of the company. Using the Company’s best judgment and estimates of fair value based on discounted cash flows, the valuation consultant determined that goodwill was impaired by $4,795,000 in June 2002.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2002, the Company retained the same third party valuation consultant to test goodwill for impairment. The consultant determined that goodwill was further impaired $2,997,000 by using the same method described above. Thus, total impairments to goodwill in 2002 were $7,792,000 and were reflected as a separate line item in the statement of operations.

In connection with the adoption of SFAS 142, prior period goodwill amounts have not been restated.

4. Financing Transactions

On January 3, 2002, in connection with a Note and Warrant Purchase Agreement with SDS Merchant Fund, L.P. (“SDS”), the Company received net proceeds of approximately $3,395,000, after payment of a $105,000 commission, from the sale of a $3,500,000 three-year, 6% convertible promissory note (“First Note”) to SDS and issued a five year Warrant (the “First Warrant”) initially exercisable into 800,000 shares of Vertel common stock at an initial exercise price of $0.9988 per share. The total costs incurred in connection with the financing transaction amounted to $216,000, excluding the commission of $105,000, and consisted of professional fees and SEC registration fees. These costs are being amortized on a straight-line basis as expense over the 36-month term of the First Note and are reflected as a reduction of the recorded note payable balance on the accompanying balance sheet.

On August 13, 2002, in connection with a Note and Warrant Purchase Agreement with SDS, the Company received net proceeds of approximately $3,040,000 after payment of a $60,000 commission, from the sale of a $3,100,000, three-year, 8% convertible senior secured promissory note (the “Second Note”) to SDS and issued a five-year Warrant (“Second Warrant”) initially exercisable into 2,625,000 shares of Vertel common stock at an initial exercise price of $0.20 per share. The security interest also extends to the $3,500,000 First Note with SDS. Proceeds of $1,500,000 from the Second Note were used to reduce the balance outstanding on the First Note and $100,000 was used to repay a bridge loan from SDS. The total costs incurred in connection with the financing transaction amounted to approximately $191,000, excluding the commission of $60,000, and consisted of professional fees and SEC registration fees. These costs are being amortized on a straight-line basis as expense over the 36-month term of the Second Note and are reflected as a reduction of the recorded note payable balance on the accompanying balance sheet.

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

The conversion price of the Second Note fluctuates and is determined by multiplying the applicable discount percentage by the average per share market value for the three trading days having the lowest per share market value during the twenty-two trading days immediately prior to the conversion date. The initial discount percentage is 18%. The discount percentage is adjusted based on four times the Company’s quarterly revenues as disclosed in its most recent public filing (the “Annualized Revenue”). The discount percentage is 7% if the Annualized Revenue is more than $15,000,000; 12% if the Annualized Revenue is more than $12,000,000, but not more than $15,000,000; 15% if the Annualized Revenue is more than $10,000,000, but not more than $12,000,000; 18% if the Annualized Revenue is more than $8,000,000, but not more than $10,000,000; and 21% if the Annualized Revenue is more than $6,000,000, but not more than $8,000,000. The discount percentage cannot be below 7%. If Vertel’s cash collections do not exceed $1,350,000 on a quarterly basis, the discount percentage is 24%. However, since Vertel’s common stock was de-listed from The NASDAQ SmallCap Market effective as of August 22, 2002 and, as a result is trading on the OTC Bulletin Board, the discount percentage increased to 40% until trading returns to the NASDAQ SmallCap Market. The conversion price of the Second Note is capped at $1.25 per share of common stock.

The First Warrant exercise price is subject to adjustment on June 27, 2003 to an amount equal to 120% of the per share market value for the five trading days having the lowest per share marketvalue during the fifteen trading days immediately prior to such adjustment date, provided that such amounts do not exceed the previous exercise price. On January 3, 2002, the transaction commitment date, the fair value of the First Warrant that expires in five years, was estimated at $505,000 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 4.4%, expected volatility of 199% and no expected dividends.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The reconciliation between face values of the two SDS notes and actual balances recorded in the balance sheet is as follows:

	First Note	Second Note	Total
Original Value of Note	$3,500,000	$3,100,000	$6,600,000
Less: Conversions in 2002	(340,000)	(40,000)	(380,000)
Less: Repayments in 2002	(1,447,000)	—	(1,447,000)

Gross Value of Notes at December 31, 2002	$1,713,000	$3,060,000	$4,773,000

Other Adjustments
Less: Discount due to beneficial conversion feature at March 31, 2003	$(580,000)	$(1,823,000)	$(2,403,000)
Less: Discount due to Warrant at March 31, 2003	(147,000)	(275,000)	(422,000)

Balance of Notes Payable at March 31, 2003	$986,000	$962,000	$1,948,000

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

The Company determined that the conversion feature of the First Note was beneficial to the holder in the amount of $2,089,000, the difference between the $5,056,000 fair value of the shares into which the First Note was convertible and the $2,967,000 of net proceeds allocated to the First Note as previously described. The principal amount of the First Note of $3,500,000 was recorded as a long-term liability, net of a $2,622,000 discount, that consisted of a $533,000 discount resulting from the fair value allocation and the $2,089,000 discount resulting from the beneficial conversion feature. The Company also credited the beneficial conversion feature of $2,088,900 to additional paid-in capital. The total discount on the First Note of $2,622,000, that is being amortized to interest expense over the 36-month term of the First Note using the effective interest method, is subject to downward adjustments to the extent partial conversions of the First Note occur. These adjustments would reduce the carrying value of the discount and increase interest expense. For the year ended December 31, 2002, $340,000 of the outstanding principal balance and $4,300 of accrued interest on the First Note was converted into 1,272,000 shares of common stock.

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

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A discount on the Second Note of $315,000 and a discount on the Second Warrant of $29,000 resulted from the fair value allocation. On August 13, 2002, the transaction commitment date, the Second Note was convertible into approximately 44,286,000 shares of common stock with a fair value of $4,871,000, or $0.11 per share, based on the closing market price of common stock on The NASDAQ SmallCap Market.

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

During the three-month period ended March 31, 2003, the balance due on the notes was increased $187,000 for the interest acretion arising out of the original discount taken on the notes to reflect the beneficial conversion features.

Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” requires that the Company initially classify the Warrants as a liability since the provisions of the agreements with the holder of the First and Second Notes and the First and Second Warrants could require the Company to pay cash to settle the warrant contracts. Accordingly, the Company recorded the fair value of the First Warrant of $428,000, net of the $77,000 discount arising from the allocation of the net proceeds to the First Note and First Warrant as previously described, as a warrant obligation on January 3, 2002, the transaction commitment date. The Company recorded the fair value of the Second Warrant of $255,000 net of the $29,000 discount arising from the allocation of the net proceeds to the Second Note and Second Warrant as previously described, as a warrant obligation on August 13, 2002, the transaction commitment date. EITF No. 00-19 requires that the carrying value of the warrant obligations be adjusted to their fair value on each reporting date. As of December 31, 2002, the fair value of the First Warrant was estimated at $87,000 and the Second Warrant was estimated at $285,000 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 2.76%, expected volatility of 225%, and no expected dividends. The decrease in the First Warrant fair value from January 3, 2002 to December 31, 2002 of approximately $418,000 was reflected as other income. The increase in the Second Warrant fair value from August 13, 2002 to December 31, 2002 of approximately $1,000 was reflected as other expense.

Pursuant to the Note and Warrant Purchase Agreement, the Company may be required to pay substantial penalties to the note holder under specified circumstances, including, among others, the following: failure to pay principal or interest on the convertible promissory note when due; failure to deliver shares of common stock upon conversion of the convertible promissory note and exercise of the warrants; failure to maintain the Company’s common stock listing on The NASDAQ National Market for a period of five consecutive trading days; failure to comply with a request for conversion of the convertible promissory note or exercise of the warrant; failure to maintain the effectiveness of the registration statement covering the shares of common stock issuable on conversion of the convertible promissory note and on exercise of the

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

warrant; failure to perform or observe any material covenant, condition or agreement under the agreement with the note holder; making a false material misrepresentation or warranty under the agreement with the note holder; failure to timely obtain shareholder approval for the issuance of shares of common stock issuable upon conversion of the convertible promissory note and exercise of the warrant, if such approval is required; a default on the payment of any indebtedness in excess of $100,000 or in the performance of any other agreement or condition relating to the indebtedness that causes or permits or requires the acceleration or early repayment of the indebtedness; filing for or consent to the filing of bankruptcy or making or permitting a general assignment for the benefit of creditors or appointing a trustee, receiver, custodian or liquidator for a substantial part of the Company’s property or assets, or; the commencement of a proceeding or case against the Company seeking (i) the liquidation, reorganization, moratorium, dissolution, winding up, or composition or readjustment of debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or (iii) dissolution. The Company would generally have to pay such penalties in the form of an increased interest rate during the time of the default and money damages based on the note holder’s lost stock sales opportunities during the time of a default as well as other indeterminate costs and expenses.

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

As of the date of this Form 10-Q filing, the Company’s common stock has been de-listed as detailed above and the Company has failed to maintain sufficient authorized shares and to register the necessary shares to support the underlying convertible promissory notes and warrants as agreed. Although the holders of the notes and warrants could demand repayment of the notes at the prepayment price (115% of the principal outstanding), demand an increased interest rate during the period of default, seek money damages for lost stock sales opportunities during the period of default, convert the remaining principal on the notes (significantly diluting current shareholders), or exercise or otherwise enforce any one or more rights under the applicable agreements, the note holders have not advised the Company that it is in default or taken any other remedial action. The impact of enforcing any combination of these rights could substantially alter the Company’s ability to conduct business, severely impact liquidity, and may materially affect future business operations. The Company has reflected the notes payable as current on the accompanying balance sheet.

On March 26, 2003 the Company received proceeds of $500,000 from the issuance of six-month, non-convertible, secured promissory notes to DMG Legacy Fund LLC, DMG Legacy Institutional Fund LLC and DMG Legacy International Ltd. (collectively referred to as DMG). Terms of the notes were for interest to accrue at a rate of 12.0% per annum to be paid together with the original principal on September 26, 2003. Proceeds from the note will be used to cover near-term operating expenses.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Statement of Cash Flows

Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

	Three Month Period Ended
	March 31, 2003	March 31, 2002
Trade accounts receivable	$906	$80
Prepaid expenses and other current assets	(79)	(490)
Accounts payable	81	49
Accrued wages and related liabilities	(175)	(26)
Cash payments and restructuring expense	—	(110)
Accrued taxes payable	6	17
Other accrued liabilities	(57)	(283)
Deferred revenue	98	480

Net change in assets and liabilities	$780	$(283)

6. Segment Reporting

Vertel operates and reports activities as a single business unit. The Company’s chief operating decision maker, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is Vertel’s chief executive officer. On October 11, 2001, the Company announced the hiring of a new chief executive officer who makes decisions about resource allocations based on the organization as a whole. Prior to 2002, decisions about allocating resources (consisting primarily of personnel and compensation of key employees) were made by the chief executive officer based on the operating results of two principal segments: license and service. Since the Company now operates in one reportable segment, restatement of prior period information is not necessary.

7. Stock Options

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FAS 123” (“FAS 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of FAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted FAS 148 during the fourth quarter ended December 31, 2002. The adoption of FAS 148 did not have a material impact on the Company’s results of operations or financial position and the additional required disclosures are provided below.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with FAS 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
Net loss – as reported	$1,859,000	$2,405,000
Adjustment to net loss for pro forma stock-based compensation expense	938,000	1,109,000

Net loss – pro forma	$2,797,000	$3,514,000

Basic and diluted net loss per common share – as reported	$0.05	$0.07

Basic and diluted net loss per common share – pro forma	$0.08	$0.11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING INFORMATION AND SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for historical information, the matters discussed in this document are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s web-site or otherwise, in the future by the Company or on the Company’s behalf.

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

The Company’s future financial condition and results of operations, as well as any “forward-looking statements” are subject to inherent risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to Vertel and the markets the Company serves. Particular risks and uncertainties at present include the ability to raise additional capital, in particular the ability to secure additional financing to fund operations for the remainder of 2003; the financial uncertainties associated with continuing losses; the ability to continue to invest in the research and development necessary for the development of new and existing products to increase revenues; the timely and successful development of existing and new markets; the severe impact that the slowdown in the U.S. economy has had on the telecommunications industry, forcing a number of service providers to cease operations, which has adversely impacted the revenues of equipment manufacturer customers and, therefore, the Company’s revenues; the fact that some of the Company’s products are relatively new and, although they are developing market interest, it is difficult to predict sales of new products and the market may or may not ultimately adopt such technologies; the fact that the Company’s sales cycle is long thereby making initial license sales and future royalties difficult to forecast; additional difficulty in predicting royalty revenue because such revenue is dependent on successful development and deployment by customers of their products containing Vertel’s software; fluctuations from quarter to quarter in revenue from the professional service unit as a result of a limited number of large consulting contracts; loss of key customer, partner or alliance relationships and the possibility that the Company may not be able to replace the loss of a significant customer; the dependence on a limited number of customers for a significant portion of quarterly license revenues; size and timing of license fees closed during the quarter which may result in large swings in quarterly operating results and the likely continued significant percentage of quarterly revenues recorded in the last month of the quarter, frequently in the last weeks or even days of a quarter, which further adds to the difficulty of forecasting, and the Company’s ability to control expenditures at a level consistent with revenues.

Additionally, more general risk factors include the possible development and introduction of competitive products and new and alternative technologies by competitors; the increasing sales and marketing costs of attracting new and retaining existing customers; pricing, currency and exchange risks; governmental and regulatory developments affecting the Company and it’s customers; the ability to identify, conclude, and integrate acquisitions on a timely basis; the ability to attract and/or retain essential technical or other personnel; political and economic uncertainties associated with conducting business on a worldwide basis.

Readers are cautioned not to place undue reliance on any forward-looking statement and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties referred to above, as well as others not now anticipated. Further risks inherent in our business are listed under “Risk Factors” in Part I, Item I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and Item 3 of our Registration Statement on Form S-3 SEC, File No. 333-96639.

The foregoing statements and risk factors are not exclusive and further information concerning the Company and its business, including factors that potentially materially affect financial results, may emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of such risk factors on the business. The Company undertakes no obligation to revise or publicly release the results of any revision to forward-looking statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Background

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

Critical Accounting Policies and Estimates

The Securities and Exchange Commission (“SEC”) recently issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates, however, the following accounting policies, which affect more significant judgments and estimates used in the preparation of consolidated financial statements, are thought to be critical within the SEC definition.

Allowance for doubtful accounts receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

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

Throughout much of 2002 the telecommunications market continued to experience an unfavorable economic environment. Vertel experienced similar conditions during the year and the Company’s common stock share price and market capitalization declined significantly. As a result of these declines, the Company reviewed the carrying value of its goodwill at June 30, 2002 and recorded an impairment charge of $3.8 million. At December 31, 2002, the Company conducted its annual review of the carrying value of goodwill and recorded an additional impairment charge of $3.0 million. The Company retained a third-party valuation consultant to assist in determining the extent of goodwill impairment using the discounted cash flow method.

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

Warrant Obligations. On January 3, 2002, in connection with the first Note and the first Warrant Purchase Agreement with SDS, the Company issued SDS a warrant initially exercisable into 800,000 shares of Vertel common stock at an initial exercise price of $0.9988 per share. On August 13, 2002, in connection with the second Note and the second Warrant Purchase Agreement with SDS, the Company issued SDS a warrant initially exercisable into 2,625,000 shares of Vertel common stock at an initial exercise price of $0.20 per share. These financing transactions are more fully described in Note 5 of the Notes to Financial Statements included in this Form 10-K.

Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” requires that the Company initially classify the Warrants as a liability since the foregoing provisions of the agreements with the holder of the First and Second Notes and the First and Second Warrants could require the Company to pay cash to settle the warrant contracts. Accordingly, the Company recorded the fair value of the First Warrant of $428,084, net of the $76,916 discount arising from the allocation of the net proceeds to the First Note and First Warrant as previously described, as a warrant obligation on January 3, 2002, the transaction commitment date. The Company recorded the fair value of the Second Warrant of $255,000, net of the $29,000 discount arising from the allocation of the net proceeds to the Second Note and Second Warrant as previously described, as a warrant obligation on August 13, 2002, the transaction commitment date. EITF No. 00-19 requires that the carrying value of the warrant obligations be adjusted to their fair value on each reporting date.

As of March 31, 2003, the fair value of the First Warrant was estimated at $63,000 and the Second Warrant was estimated at $205,000 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 2.76%, expected volatility of 225%, and no expected dividends. The increase in the First Warrant fair value from January 1, 2003 to March 31, 2003 of approximately $24,000 was reflected as other income. The decrease in the Second Warrant fair value during the same period was approximately $80,000.

The fair value of the warrants has been determined using the Black-Scholes option-pricing model. A significant component of the Black-Scholes model is the fair market value per share of common stock. If the fair market value of Vertel common stock increases, the fair value of the warrant obligations would likely increase, resulting in a charge to other expense. If the fair market value of Vertel common stock decreases, the fair value of the warrant obligations would likely decrease, resulting in other income, as was the case for the first, second and third quarters of 2002. For example, if the fair market value of common stock on December 31, 2002 was $1.00 per share, the fair value of the First and Second Warrant obligations determined using the Black-Scholes model, assuming all other variables remain constant, would hypothetically have been approximately $798,000 and $2,613,000, respectively, resulting in a charge of approximately $3,144,000 to other expense for the fourth quarter of 2002.

Conversely, if the fair market value of common stock on December 31, 2002 was $0.05 per share, the fair value of the Warrant obligation determined using the Black-Scholes Model, assuming all other variables remain constant, would hypothetically have been approximately $38,000 and $128,000, respectively, resulting in other income of approximately $338,000 for the year 2002. Given the volatility of the common stock price, the Company cannot predict the impact

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

fluctuations may have on consolidated statement of operations for any future period. Furthermore, EITF No. 00-19 requires the Company to evaluate the classification of the Warrants as a liability as of each reporting date. To the extent there no longer exists a potential for the Company to be required to pay cash to settle the Warrant contract, the Company may be required to reclassify the carrying value of the Warrant liability to equity.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations

Net Revenues. For the three months ended March 31, 2003, net revenues decreased 54%, to $911,000, from $2,002,000, from the same period a year ago. The decrease reflected lower revenues from licenses (down $749,000 or 60%) and services (down $342,000 or 46%). Net revenues from Nation’s Bank and Teleview comprised 12% each of net revenues in 2003. No other single customer accounted for more than 10% of net revenues. In 2002, sales to Alcatel and Samsung Electronics were 15% and 12% of net revenues. Sales to customers outside the United States comprised approximately 47% and 40% of net revenues in the first quarter of 2003 and 2002, respectively.

The Company expects the percentage of sales outside the United States to be a significant portion of revenues in 2003. If the U.S. dollar strengthens significantly, the Company may not be able to remain competitive without reducing prices in international markets. In addition, competition and price pressure have increased both domestically and internationally for professional services as competitors and customers continue to seek engineering services from lower cost providers in countries such as China and India. The Company’s sales cycle is typically lengthy which can result in significant fluctuations from one quarter to the next and even between geographic markets. Finally, any political or economic turmoil in the Company’s major Asian markets (China, Japan and Korea) could also significantly impact future sales.

Licenses. License revenues consist primarily of license fees and royalties derived from software products. The Company recognizes revenue from the licensing of software when persuasive evidence of a contractual arrangement exists and the underlying software products have been shipped. Most contracts with customers contain multiple software products or other elements, such as maintenance and professional services. The Company typically delivers all software products included in a multiple element contract shortly after the contract is executed, with any service elements, such as maintenance or professional services being provided to customers over a period of time, generally less than twelve months. Royalty revenues are recognized when a customer purchases license rights in advance on a non-refundable, non-cancelable basis or when run-time licenses are shipped under key controlled license agreements.

Historically license revenues have accounted for a substantial portion of total revenues. License revenues declined 60% in the first quarter of 2003, to $510,000 from $1,259,000 a year ago. The decline reflected a lower sales volume for licenses and royalties related to TMN products (down $321,000, year-over-year) and the absence of sales from the e*ORB product line (down $428,000, year-over-year) that was sold in late 2002. The Company expects sales of TMN products will increase as the economy improves for telecommunication equipment manufacturers. However, the Company also expects TMN revenues will decline as a percentage of total license revenues as more and more customers adopt the Company’s M*Ware platform.

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

Service and other revenues declined 46% in the first quarter of 2003, to $401,000, from $743,000 a year ago. The decline reflected $244,000 in lower professional services due to a fewer number of projects and $98,000 in lower maintenance revenues due primarily to the expiration of maintenance contracts related to older, discontinued products. Historically, professional services revenues have been dependent on a limited number of consulting contracts from both new and existing customers. While there are price pressures from the lower volume of available work and increased competition from lower cost providers in foreign countries, the Company believes the core competencies of its professional services organization can be leveraged to increase revenues in 2003. New maintenance contracts are expected to offset any discontinuations from legacy products in the second half of 2003.

Cost of Revenues – License. Cost of license revenues consists primarily of royalty fees paid to third-party providers of software that is embedded within Vertel’s software products. These costs also include the cost of reproducing and shipping software as well as issuing user documentation.

Cost of license revenues decreased 38% in the first quarter of 2003, to $24,000, or 4.7% of license revenues, compared to $39,000 or 3.1% of license revenues in 2002. The year-to-year decrease in expense was not as significant as the decrease in revenues reflecting a shift in product mix away from products with embedded third-party software offset by a modest reduction in manufacturing personnel. The resulting gross margin from license revenues was 95.3% and 96.9% in the first

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

quarter of 2003 and 2002, respectively. For the balance of 2003 these margins will fluctuate with product mix and could decline if the Company sells third-party products on a revenue-sharing basis.

Cost of Revenues – Service and other. Cost of service and other revenues consists primarily of expenses associated with performing professional consulting services, software maintenance and customer technical support such as telephone support, training services and non-recurring engineering services.

During the first three months of 2003 these costs declined 67%, to $346,000 or 86% of service and other revenues, from $1,039,000 or 140% of service and other revenues during the same period in 2002. Of the $693,000 decline in expenses, $388,000 reflected the absence of costs related to the introduction of TicketExchange (formerly known as WebResolve) in 2002. In addition, expenses were lower for payroll ($190,000), facilities ($86,000), travel ($50,000), outside consulting ($31,000) and other ($52,000). The resulting gross margin from service and other revenues was 14% and a negative 40% in the first quarter of 2003 and 2002, respectively. The Company anticipates that cost of service and other revenues for the remainder of 2003 will continue to decline as a percent of revenues due to expense reductions that were not fully realized in the first quarter. However, to the extent new consulting service contracts do not materialize, the expected improvement in future margins may not be as significant.

Research and Development. Historically the Company has made significant investments in research and development. The major components of these expenses are engineering salaries, benefits, fees to outside contractors, facilities and related overhead charges and depreciation expense primarily for computers and test environments and equipment. In some cases, customers reimburse the Company for development costs related to non-recurring engineering projects. The Company’s recent research and development efforts have been concentrated in mediation software to integrate telecom Operation Support Systems and the underlying network equipment management systems and related applications. In late 2002, the Company sold its e*ORB product line and discontinued related research and development efforts.

For the three-month period ended March 31, 2003, research and development costs declined 48%, to $674,000, from $1,289,000. The decrease of $615,000 primarily reflected lower costs associated with payroll ($430,000) and related facilities ($130,000) due to major reductions in staff in May and August of 2002 and February of 2003. Although significant, these savings did not keep pace with the decline in revenues and, as a result, research and development costs as a percent of revenues increased to 74% in the first three months of 2003, compared to 64% during the same period a year ago. The Company expects research and development costs to be slightly lower for the balance of the year and should improve as a percent of sales as revenues increase. However, if future revenues do not improve, further staff reductions may become necessary. Such reductions could cause delays in the development of new products and existing product enhancements, which, in turn, could adversely impact future revenues.

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

Sales and marketing expenses fell 30% in the first quarter of 2003, to $896,000, from $1,273,000, compared to the same period a year earlier. The decrease of $377,000 reflected lower expenses for commissions ($104,000), travel ($117,000) rent ($79,000) and payroll ($36,000). Lower expenses were also reported for outside services ($26,000) and recruiting ($20,000). Nevertheless, the decline in expenses did not keep pace with the revenue shortfall and sales and marketing expenses as a percentage of revenues increased in the first quarter of 2003, to 98%, from 64% in 2002. The Company expects sales and marketing costs to be slightly lower for the balance of the year and should improve as a percent of sales as revenues increase. However, if future revenues do not improve, the Company may be required to make even further expense reductions that could impact the Company’s ability to capitalize on market opportunities.

General and Administrative. General and administrative expenses consist primarily of salaries, employee benefits and other related expenses of administrative, executive and financial personnel, as well as accounting, legal and other public company related costs including those of directors, shareholders and investor relations.

For the three month period ended March 31, 2003, general and administrative costs decreased 17%, to $660,000, from $791,00 a year ago. Savings from lower expenses related to payroll ($183,000), facilities ($121,000) and outside consulting ($120,000) were partially offset by higher expenses for accounting and legal ($155,000), other outside services ($51,000) and insurance ($29,000), travel ($18,000) and other costs ($42,000). As a percent of revenues, general and administrative expenses were 72% and 40% in the first quarter of 2003 and 2002, respectively. The Company expects general and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

administrative expenses will continue to decrease in 2003, reflecting additional staff reductions in February and a number of other cost savings initiatives.

Goodwill Impairment. In accordance with FAS 142 the Company reviewed its goodwill on March 31, 2003. At that time, the Company’s market capitalization was approximately $2.8 million as determined by the Company’s latest closing share price on NASDAQ Over–the-Counter Bulletin Board. Since this amount exceeded the Company’s recorded equity of a negative $2.5 million on that date, the Company concluded that goodwill was not further impaired during the first quarter. In 2002 the Company also determined there were no goodwill impairment charges.

Operating Loss. Despite a 54% decrease in net revenues during the first quarter of 2003, the Company managed to offset the $1,091,000 revenue decline and improve the operating loss by $740,000. The operating loss of $1,689,00 in the first quarter of 2003 was an improvement over the loss of $2,429,000 during the same period in 2002. The improvement reflected the Company’s concerted efforts to improve gross profit margins and lower operating expenses through improved efficiencies, headcount reductions and additional cost savings measures.

Other Net Income (Expense). In the first quarter of 2003, other net expense consisted primarily of net interest expense of $274,000 offset by $134,000 of other income. The net interest expense consisted of non-cash interest related to the convertible promissory notes ($87,000) and the accelerated amortization of an imputed discount on the warrants and beneficial conversions ($187,000). These non-cash expenses were partially offset by a non-cash gain of $104,000 from the change in fair market value of the warrant obligations arising from the issuance of the convertible promissory notes and warrants, net sublet income of $25,000 and the gain on the disposal of an asset amounting to $5,000.

In 2002, other income net consisted primarily of net sublease income ($25,000), interest income ($21,000) and a non-cash gain ($160,000) based on the change in fair market value of the warrant obligation arising from the issuance of a convertible promissory Note and Warrant as described in Note 2 of the Notes to Consolidate Financial Statements included in this filing. These items were partially offset by non-cash interest expense related to the convertible promissory note ($48,000) and the amortization of an imputed discount related to the convertible promissory note ($107,000).

Income Tax (Provision) Benefit. Income tax provisions are primarily for non-U.S. taxes. The Company anticipates utilizing net operating losses to offset any pre-tax income. In the first quarter of 2003 the Company recorded a provision for income taxes of $30,000 due primarily to the expiration of certain foreign tax contingencies. A year earlier, a similar provision for $23,000 was made for the same reasons.

The Company recognizes deferred tax assets and liabilities based on differences between financial statement and tax bases of assets and liabilities using current, enacted rates. A valuation allowance equal to the total amount of net deferred tax assets of $53,846,000 at March 31, 2003 has been established. These net deferred tax assets could be realized to the extent the Company operates profitably in the future during the respective carryforward periods.

Other Comprehensive Loss. The other comprehensive loss reflects the impact of foreign exchange rates on cash. For the three-month period ended March 31, 2003, the net impact was $65,000. During the same period in 2002 the impact was $38,000.

Liquidity and Capital Resources

Cash and cash equivalents totaled $472,000 on March 31, 2003, a decline of $409,000 from the balance of $881,000 on December 31, 2002. The decrease in cash was primarily due to cash used in operations of $1,208,000 being partially offset by net cash proceeds of $500,000 from the issuance of non-convertible promissory notes to DMG.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash used for operating activities during the first three months of 2003 was $956,000 compared to $2,753,000 used during the same period in 2002. The negative cash flow from operations in the first three months of 2003 was primarily the result of the net loss of ($1,859,000), a decrease in accrued wages and related liabilities ($175,000), increased prepaid expenses ($79,000) and a decrease in other accrued liabilities ($57,000). These amounts were partially offset by a decrease in accounts receivable ($906,000), an increase in deferred revenues ($98,000), an increase in accounts payable ($81,000) and non-cash items of depreciation ($40,000), interest ($187,000), and a decrease in the fair value of the Warrant obligations ($104,000).

Net cash provided by investing activities was $50,000 in the first three months of 2003 compared to $81,000 of funds used during the same period in 2002.

Net cash provided by financing activities was $495,000 in the first three months of 2003 compared to $3,395,000 provided during the same period a year ago. Net cash in 2003 included a $500,000 six-month, non-convertible, secured promissory note from DMG. Proceeds in 2002 were from the issuance of a convertible promissory note and warrants to SDS.

Effective August 22, 2002, the Company’s common stock was de-listed from the NASDAQ Small Cap Market (SM) for failing to comply with the $1.00 minimum bid price requirement. The common stock is now traded on the Over-The-Counter Bulletin Board under the stock symbol (VRTL.OB).

As a result of Vertel’s common stock being de-listed from The NASDAQ SmallCap Market, effective August 22, 2002, and the Company’s failure to maintain sufficient authorized shares and registering the necessary shares underlying the outstanding convertible promissory notes and warrants, the Company is in default under the terms of its outstanding convertible securities (First and Second Notes and Warrants) identified in Note 5 of Item 8: Financial Statements and Supplementary Data. As a consequence of such defaults, the holder of the notes and warrants could demand repayment of the notes at the prepayment price (115% of the principal outstanding), could convert the remaining principal on the notes (significantly diluting current shareholders), or exercise or otherwise enforce any one or more rights under the applicable agreements. As of the date of the date filing for this Quarterly Report, the note holders have not advised the Company that it is in default or taken any other remedial action.

The Company has reported operating losses for each of the most recent five fiscal years. For the three months ended March 31, 2003, Vertel reported operating losses of $1.7 million and negative cash flows from operations of $1,208,000. For the twelve-month period ended December 31, 2002 the Company reported an operating loss of just over $14.4 million and negative cash flows from operations of $6.6 million. As of March 31, 2003 the Company had an accumulated deficit of $99.5 million and negative working capital of $3,778,000, including cash and cash equivalents of $472,000. Such results raise substantial doubt about Vertel’s ability to continue as a going concern.

At the end of the first quarter of 2003, the Company received net proceeds of approximately $500,000 from non-convertible promissory notes (See Note 4). Proceeds from this transaction will be used during the second quarter and comprised the cash balance on March 31, 2003. During the first quarter of 2002, the Company received net proceeds of approximately $3,395,000 from the sale of a convertible secured promissory note and the issuance of a common stock warrant, and on August 13, 2002 received net proceeds of approximately $3,040,000 from the sale of a second convertible secured promissory note and the issuance of additional warrants (See Note 5). The Company used $1,500,000 of the proceeds of the second note to partially repay the first note. Substantially all of the remaining proceeds from these two transactions were used for operations during the course of 2002. As of December 31, 2002, the recorded balances remaining on these two Notes totaled $1,761,000. This amount is net of $3,012,000 in non-cash charges that are already reflected in the accompanying 2002 financial statements. The sum of these two amounts represents the total cash amount that would be necessary to satisfy the debt.

The inability thus far of the Company to generate sufficient revenues to offset expenses raises substantial doubt about Vertel’s ability to continue as a going concern and the Company may, therefore, be unable to realize assets and discharge liabilities in the normal course of business. The Company expects to continue to incur operating losses throughout the first half of 2003 and currently spends about $2.4 million per quarter in expenses. Since the beginning of the year the Company has reduced the number of employees, from 61 to 47, and has taken additional steps to reduce expenses. Nevertheless, the Company cannot assure sales targets will be met or that expense reduction programs will be sufficient to generate operating income. If operating income is not achieved and Vertel is not able to raise additional debt or equity capital the Company may not be able to continue as a going concern.

Vertel’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the classification and amounts of liabilities that may become necessary in the event the Company is unable to continue as a going concern.

The Company’s long-term liquidity needs consist of obligations under convertible promissory notes and operating lease commitments related to facilities and office equipment. As of March 31, 2003, the Company had $4,773,000 of debt outstanding in the form of two convertible promissory notes payable (See Note 4 to the Notes to Consolidated Financial Statements included in this quarterly report).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative Information About Market Risk. Vertel’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy that ensures the safety and preservation of invested funds by limiting default risk, market risk and investment risk. As of March 31, 2003, the Company had $472,000 of cash and cash equivalents with a weighted average variable rate of 0.3% and no short-term investments. As of March 31, 2002 cash and cash equivalents were $3.6 million with a weighted average variable rate of 1.63%.

At March 31, 2003 the Company had long-term debt of $1,448,000 related to promissory notes payable to SDS Merchant Fund, LP and short term debt of $500,000 related to promissory notes payable to DMG. A year earlier, the Company had $826,000 in long-term debt related to SDS promissory notes and no short-term debt.

Qualitative Information About Market Risk. While consolidated financial statements are prepared in United States Dollars, a portion of Vertel’s worldwide operations have functional currencies other than the United States Dollar. In particular, the Company maintains operations in Germany, Korea, the Netherlands and Poland where the functional currencies are the Euro, Won, Euro and Zloty, respectively. Nevertheless, most revenues are denominated in the United States Dollar.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Vertel’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Form 10-Q was being prepared.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

See the Exhibit Index following this Report

(b) REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated January 10, 2003 in connection with the announcement that it had retained T. James Ranney as its interim Vice President of Finance and Chief Financial Officer.

The Company filed a Current Report on Form 8-K dated March 26, 2003 in connection with the raising of $500,000 in gross proceeds from the sale of three six-month term Secured Promissory Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTEL CORPORATION

(Registrant)

Date: May 20, 2003	/s/ T. JAMES RANNEY
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

Date: May 20, 2003

/s/ MARC E. MAASSEN
Marc E. Maassen President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Vertel Corporation and will be retained by Vertel Corporation and furnished to the Securities and Exchange Commission or it’s staff upon request.

CERTIFICATION

I, T. James Ranney, Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-Q of Vertel Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: May 20, 2003

/s/ T. JAMES RANNEY
T. JAMES RANNEY Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Vertel Corporation and will be retained by Vertel Corporation and furnished to the Securities and Exchange Commission or it’s staff upon request.

EXHIBIT INDEX

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

10.11

Amendment dated August 14, 2002 to Lease Agreement between the Registrant and Nomura-Warner Center Associates, L.P., dated November 26, 1996 (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 000-19640).

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