Form 10-Q
period 2003-06-30
VERTEL CORP
filed 2003-08-13
CIK 880458

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of June 30, 2003 there were 38,516,292 common shares outstanding with a par value of $0.01 per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERTEL CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	June 30, 2003	December 31, 2002

ASSETS

Current Assets:
Cash and cash equivalents	$233	$881
Accounts receivable (net of allowances of $1 for 2003 and $461 for 2002	470	1,847
Prepaid expenses and other current assets	179	132

Total current assets	$882	$2,860
Fixed and Other Assets:
Property and equipment, net	$89	$148
Investments	27	16
Goodwill	754	754
Other assets	378	466

Total Assets	$2,130	$4,244

LIABILITIES AND SHAREHOILDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$166	$95
Accrued wages and related liabilities	219	680
Accrued taxes payable	358	338
Other accrued liabilities	1,512	1,187
Notes payable	3,782	1,761
Warrant obligation	303	372
Deferred revenues	514	433

Total current liabilities	$6,854	$4,866

Commitments (Note 8)

Shareholders’ Equity (Deficit):
Preferred stock, par value $0.01, 2,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, par value $0.01, 100,000,000 shares authorized; shares issued and outstanding: 2003: 38,516,292; 2002: 34,534,253	385	345
Additional paid-in capital	97,102	96,982
Accumlated deficit	(101,896)	(97,599)
Accumulated other comprehensive loss	(315)	(350)

Total shareholders’ equity (deficit)	$(4,724)	$(622)

Total liabilities and shareholders’ equity (deficit)	$2,130	$4,244

See accompanying notes to consolidated financial statements.

VERTEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Three Month Period Ended March 31		Six Month Period Ended June 30

	2003	2002	2003	2002

Net revenues:
Licenses	$255	$990	$766	$2,249
Service and other	313	1,064	713	1,807

Total net revenues	$568	$2,054	$1,479	$4,056
Cost of revenues:
Licenses	$18	$24	$43	$63
Service and other	329	892	675	1,931

Total cost of Revenues	$347	$916	$718	$1,994

Gross profit	$221	$1,138	$761	$2,062
Operating expenses:
Research and development	$531	$1,300	$1,206	$2,589
Sales and marketing	764	1,424	1,659	2,697
General and administrative	875	960	1,535	1,751
Goodwill amortization	—	—	—	—
Goodwill impairment	—	4,795	—	4,795

Total operating expenses	$2,170	$8,479	$4,400	$11,832

Operating Loss	$(1,949)	$(7,341)	$(3,639)	$(9,770)
Other income (expense), net	(440)	52	(579)	99

Loss before provision for income taxes	$(2,389)	$(7,289)	$(4,218)	$(9,671)
Provision (benefit) for income taxes	(15)	(21)	(44)	(44)

Net Loss	$(2,404)	$(7,310)	$(4,262)	$(9,715)
Other comprehensive income (loss)	31	(54)	(35)	(92)

Comprehensive loss	$(2,373)	$(7,364)	$(4,297)	$(9,807)

Basic and diliuted net loss per common share	$(0.07)	$(0.22)	$(0.12)	$(0.29)

Weighted average shares outstanding used in net loss per common share calculations - basic and diluted	36,196	35,365	35,365	33,451

See accompanying notes to consolidated financial statements.

VERTEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Month Period Ended June 30

	2003	2002

Cash flows from operating activities:
Net Loss	$(4,297)	$(9,715)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	$75	$279
Goodwill Impairment	—	4,795
Reserve for returns and bad debts	139	—
Change in fair value of warrant obligation	(69)	(347)
Non-cash interest expense	516	326
Changes in operating assets and liabilities	1,227	(637)

Net cash used for operating activities	$(2,409)	$(5,299)
Cash flows from investing activities
Purchases of property and equipment	$(16)	$(94)
Changes in other assets	77	(107)

Net cash provided by (used for) investing activities	$61	$(201)
Cash flows from financing activities
Proceeds from issuance of convertible promissory note	$—	$3,395
Proceeds from issuance of non-convertible promissory note	1,665	—

Net cash provided by (used for) financing activities	$1,665	$3,395
Effect of exchange rate changes on cash	$35	$(32)

Net increase (decrease) in cash and cash equivalents	$(648)	$(2,137)
Cash and cash equivalents, beginning of period	881	2,851

Cash and cash equivalents, end of period	$233	$714

See accompanying notes to consolidated financial statements.

VERTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

These consolidated financial statements include the accounts of Vertel Corporation and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited and include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. These statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2002 that are included in Vertel’s Annual Report on Form 10-K. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of results that may be expected for the full year. The Company recently closed all but its Los Angeles office and ceased sales activities. The Company is expecting to maintain its existing customer base of maintenance contracts while evaluating future operations.

Effective August 22, 2002, Vertel’s common stock was de-listed from trading on The NASDAQ SmallCap Market(SM) for failing to comply with the $1.00 minimum bid price requirement. The Company’s common stock is now traded on the OTC Bulletin Board (OTC BB) under the stock symbol: VRTL.OB.

In conjunction with the M*Ware strategy, in December of 2002 the Company sold its e*ORB product line, related intellectual property rights and customer contracts to PrismTech Limited, a United Kingdom company. The agreement was for cash and royalty payments based on future e*ORB sales. Cash of $600,000 was to be paid over a 180-day period commencing with the closing of the transaction. To date, $500,000 has been received. PrismTech is currently in default on the final payment of $100,000 that was due in June and is also in default on recent royalty payments that were to be received monthly based on e*ORB sales over the 24-month period commencing with the closing date. These payments were not to exceed an additional $600,000.

The Company has reported operating losses for each of the most recent five fiscal years. For the six months ended June 30, 2003, Vertel reported operating losses of $3,639,000 and negative cash flows from operations of $2,559,000. For the twelve-month period ended December 31, 2002 the Company reported an operating loss of $14,429,000 and negative cash flows from operations of $6,607,000. As of June 30, 2003 the Company had an accumulated deficit of $101,896,000 and negative working capital of $5,972,000 including cash and cash equivalents of $233,000. Such results raise substantial doubt about Vertel’s ability to continue as a going concern.

During the second quarter of 2003, the Company received net proceeds of approximately $1,315,000 from the issuance of a series of non-convertible promissory notes (See Note 4). Proceeds from these transactions were used as working capital during the quarter. In the first quarter of 2003, the Company also received $500,000 in net proceeds from non-convertible promissory notes (See Note 4). In 2002 in the first quarter, the Company received net proceeds of approximately $3,395,000 from the sale of a convertible secured promissory note and the issuance of a common stock warrant, and on August 13, 2002 received net proceeds of approximately $3,040,000 from the sale of a second convertible secured promissory note and the issuance of additional warrants (See Note 5). The Company used $1,500,000 of the proceeds of the second note to partially repay the first note. Substantially all of the remaining proceeds from these two transactions were used for operations during the course of 2002. As of December 31, 2002, the recorded balances remaining on these two Notes totaled $1,761,000. This amount is net of $3,012,000 in non-cash charges that are already reflected in the accompanying 2002 financial statements. The sum of these two amounts represents the total cash amount that would be necessary to satisfy the debt.

The inability thus far of the Company to generate sufficient revenues to offset expenses raises substantial doubt about Vertel’s ability to continue as a going concern. As a result the Company may be unable to realize assets and discharge liabilities in the normal course of business. The Company expects to continue to incur operating losses during the third quarter of 2003 and currently spends about $2.2 million per quarter in expenses. Since the beginning of the year the Company has reduced the number of employees, from 61 to 31, and is contemplating additional steps to reduce expenses. Nevertheless, the Company cannot assure sales targets will be met or that expense reduction programs will be sufficient to generate operating income. If operating income is not achieved and Vertel is not able to raise additional debt or equity capital, the Company may not be able to continue as a going concern.

Vertel’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the classification and amounts of liabilities that may become necessary in the event the Company is unable to continue as a going concern.

VERTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This pronouncement establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS 150, the Company will reclassify its redeemable preferred stock as a liability.

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

VERTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

VERTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The First Warrant exercise price is subject to an adjustment equal to 120% of the per share market value for the five trading days having the lowest per share market value during the fifteen trading days immediately prior to such adjustment date, provided that such amounts do not exceed the previous exercise price. On January 3, 2002, the transaction commitment date, the fair value of the First Warrant that expires in five years, was estimated at $505,000 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 4.4%, expected volatility of 199% and no expected dividends.

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

The reconciliation between face values of the two SDS notes and actual balances recorded in the balance sheet is as follows:

	First Note	Second Note	Total

Original Value of Note	$3,500,000	$3,100,000	$6,600,000
Less: Conversions in 2002	(340,000)	(40,000)	(380,000)
Less: Repayments in 2002	(1,447,000)	—	(1,447,000)

Gross Value of Notes at December 31, 2002	$1,713,000	$3,060,000	$4,773,000
Other Adjustments
Less: Conversion during half year ended June 30, 2003	$0	$(160,000)	$(160,000)
Less: Discount due to beneficial conversion feature at June 30, 2003	$(131,000)	$(243,000)	$(374,000)
Less: Discount due to Warrant at June 30, 2003	(514,000)	(1,608,000)	(2,122,000)

Balance of Notes Payable at March 31, 2003	$(1,067,000)	$(1,049,000)	$(2,117,000)

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

The Company determined that the conversion feature of the First Note was beneficial to the holder in the amount of $2,089,000, the difference between the $5,056,000 fair value of the shares into which the First Note was convertible and the $2,967,000 of net proceeds allocated to the First Note as previously described. The principal amount of the First Note of $3,500,000 was recorded as a long-term liability, net of a $2,622,000 discount, that consisted of a $533,000 discount resulting from the fair value allocation and the $2,089,000 discount resulting from the beneficial conversion feature. The Company also credited the beneficial conversion feature of $2,088,900 to additional paid-in capital. The total discount on the First Note of $2,622,000, that is being amortized to interest expense over the 36-month term of the First Note using the effective interest method, is subject to downward adjustments to the extent partial conversions of the First Note occur. These adjustments would reduce the carrying value of the discount and increase interest expense. For the year ended December 31, 2002, $340,000 of the outstanding principal balance and $4,300 of accrued interest on the First Note was converted into 1,272,000 shares of common stock. During the second quarter of 2003 SDS converted $160,000 of debt to approximately 4.0 million shares of common stock.

VERTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During the three month period ended June 30, 2003, the balance due on the notes was increased $205,000 for interest accretion arising out of the original discount taken on the notes to reflect the beneficial conversion features. During the first quarter the balance was increased $187,000.

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

VERTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On March 26, 2003 the Company received proceeds of $500,000 from the issuance of six-month, non-convertible, secured promissory notes to North Sound Legacy Fund, North Sound Legacy Institutional Fund and North Sound Legacy International Ltd. (formerly DMG Legacy Fund, DMG Legacy Institutional Fund and DMG Legacy International Ltd.), collectively referred to as North Sound. Terms of the notes were for interest to accrue at a rate of 12.0% per annum to be paid together with the original principal on September 26, 2003. Proceeds from the note were used to cover near-term operating expenses.

On April 16, 2003 the Company received proceeds of $100,000 from the issuance of six-month, non-convertible, secured promissory notes to North Sound . Terms of the notes were for interest to accrue at a rate of 12.0% per annum to be paid together with the original principal on October 16, 2003. Proceeds from the note were used to cover near-term operating expenses.

On April 20, 2003 the Company received proceeds of $110,000 from the issuance of six-month, non-convertible, secured promissory notes to SDS. Terms of the notes were for interest to accrue at a rate of 12.0% per annum to be paid together with the original principal on October 20, 2003. Proceeds from the note were used to cover near-term operating expenses.

On May 7, 2003 the Company received proceeds of $280,000 from the issuance of six-month, non-convertible, secured promissory notes to SDS. Terms of the notes were for interest to accrue at a rate of 12.0% per annum to be paid together with the original principal on November 7, 2003. Proceeds from the note were used to cover near-term operating expenses.

On May 23, 2003 the Company received proceeds of $75,000 from the issuance of six-month, non-convertible, secured promissory notes to SDS. Terms of the notes were for interest to accrue at a rate of 12.0% per annum to be paid together with the original principal on November 23, 2003. Proceeds from the note were used to cover near-term operating expenses.

On June 4, 2003 the Company received proceeds of $250,000 from the issuance of six-month, non-convertible, secured promissory notes to SDS. Terms of the notes were for interest to accrue at a rate of 12.0% per annum to be paid together with the original principal on December 4, 2003. Proceeds from the note were used to cover near-term operating expenses.

On June 12, 2003 the Company received proceeds of $200,000 from the issuance of six-month, non-convertible, secured promissory notes to North Sound. Terms of the notes were for interest to accrue at a rate of 12.0% per annum to be paid together with the original principal on December 12, 2003. Proceeds from the note were used to cover near-term operating expenses.

VERTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 26, 2003 the Company received proceeds of $150,000 from the issuance of six-month, non-convertible, secured promissory notes to SDS. Terms of the notes were for interest to accrue at a rate of 12.0% per annum to be paid together with the original principal on December 26, 2003. Proceeds from the note were used to cover near-term operating expenses.

5. Statement of Cash Flows

Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

	Six Month Period Ended:

	June 30 2003	June 30 2002

Trade accounts receivable	$1,238	$161
Prepaid expenses and other current assets	(47)	(356)
Accounts payable	71	(112)
Accrued wages and related liabilities	(461)	(172)
Cash payments and restructuring expense	—	(124)
Accrued taxes payable	20	23
Other accrued liabilities	325	(238)
Deferred revenue	81	181

Net change in assets and liabilities	$1,227	$(637)

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

7. Stock Options

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FAS 123” (“FAS 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of FAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted FAS 148 during the fourth quarter ended December 31, 2002. The adoption of FAS 148 did not have a material impact on the Company’s results of operations or financial position and the additional required disclosures are provided below.

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

VERTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three-month Period ended June 30, 2003	Six-month Period ended June 30, 2003

Net loss – as reported	$2,404,000	$4,262,000
Adjustment to net loss for pro forma stock-based compensation expense	936,000	1,872,000

Net loss – pro forma	$3,340,000	$6,134,000

Basic and diluted net loss per common share – as reported	$0.07	$0.12

Basic and diluted net loss per common share – pro forma	$0.09	$0.17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

As of June 30, 2003, the fair value of the First Warrant was estimated at $71,000 and the Second Warrant was estimated at $232,000 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 2.06%, expected volatility of 247%, and no expected dividends. The increase in the First and Second Warrant fair value for the quarter ended June 30, 2003 was approximately $8,000 and $27,000, respectively, and was reflected in other expense.

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

Fixed price service contracts. Professional service contracts are typically fixed price contracts that are completed in six months or less. Revenues are recognized as work progresses using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. The Company uses this method since reasonably dependable estimates can be made of the revenue and costs applicable to various stages of a project. Recognized revenues and profits are subject to revisions as the contract progresses. Revisions in profit and cost estimates are charged to income in the period in which the facts that give rise to the revision are known. Estimated losses are recorded in the period in which the determination of loss is made. Revenues from non-recurring engineering projects are also typically recognized on a percentage-of-completion-basis and follow the same principles as fixed price service contracts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Results of Operations

Net Revenues. For the three months ended June 30, 2003, net revenues decreased 73%, to $563,000, from $2,054,000 during the same period a year ago. The decline principally reflected lower revenue from professional services ($600,000), licenses ($504,000) and the absence of sales from the e*ORB product line ($340,000) that was sold in late 2002. Revenue from royalties and maintenance contracts were also down for the quarter by$31,000 and $16,000, respectively.

For the six-month period ended June 30, 2003, net revenues decreased 64%, to $1,474,000, from $4,055,000 during the same period a year ago. The decline reflected the absence of sales from the e*ORB product line ($925,000) and lower revenues from licenses ($913,000) and professional services ($892,000). Revenues from maintenance contracts and royalties were up for the first half by $91,000 and $58,000, respectively.

Net revenues from Nation’s Bank and Nortel comprised 17% and 11% of net revenues in the second quarter of 2003, respectively. Net revenues from Nation’s Bank and Tekview comprised 13% and 11% of net revenues during the first half of 2003, respectively. No other single customer accounted for more than 10% of net revenues in either period. Sales to customers outside the United States comprised approximately 49% and 48% of net revenues in the second quarter and first half of 2003, respectively.

In the second quarter of 2002, sales to Nokia and NEC America comprised approximately 13% and 11% of net revenues, respectively. No other single customer accounted for more than 10% of net revenues. In the first half of 2002, no customer accounted for more than 10% of net revenues. Sales to customers outside the United States comprised approximately 44% and 42% of net revenues in the second quarter and first half of 2002, respectively.

The Company expects the percentage of sales outside the United States to be a significant part of revenues in 2003. If the U.S. dollar strengthens significantly, the Company may not be able to remain competitive in international markets without reducing prices. In addition, competition and price pressure have increased both domestically and internationally for professional services as competitors and customers continue to seek engineering services from lower cost providers in countries such as China and India. The Company’s sales cycle is typically lengthy resulting in significant fluctuations from one quarter to the next as well as between geographic markets. Finally, any political or economic turmoil in the Company’s major Asian markets (China, Japan and Korea) could also significantly impact future sales.

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

Historically license revenues have accounted for a substantial portion of total revenues. In the second quarter of 2003, license revenues declined 74%, to $255,000, from $989,000, a year ago. The decline reflected lower sales of licenses and royalties related to TMN products (down $535,000, year-over-year) and the absence of sales from the e*ORB product line ($199,000). For the six-month period ended June 30, 2003, license revenues declined 66%, to $766,000, from $2,248,000, a year ago. The decline reflected lower sales of licenses and royalties related to TMN products ($855,000) and the absence of sales from the e*ORB product line ($628,000).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Service and other revenues declined 71% in the second quarter of 2003, to $308,000, from $1,065,000 a year ago. The decline reflected a significantly lower number of professional services projects (down $600,000, year-over-year) and lower maintenance revenues due to the absence of the e*ORB product line ($141,000) and the expiration of maintenance contracts related to older, discontinued products ($16,000).

Service and other revenues declined 61% during the first six months of 2003, to $709,000, from $1,807,000 a year ago. The decline reflected a significantly lower number of professional services projects (down $893,000, year-over-year) and lower maintenance revenues related to the absence of the e*ORB product line ($297,000). These results were partially offset by an increase in the value of maintenance contracts, up $91,000.

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

Cost of license revenues decreased 22% in the second quarter of 2003, to $19,000, or 7.3% of license revenues, compared to $24,000, or 2.4% of license revenues in 2002. The year-to-year decrease in expense was simply not as significant as the corresponding decline in license revenues. There was also a shift in product mix to one-time sales and away from products with embedded third-party software that pays royalties over time. The resulting gross margin from license revenues fell, to 92.7% of sales, from 97.6%.

For the first six months of 2003, the cost of license revenues fell 32%, to $43,000, or 5.6% of license revenues, versus $63,000, or 2.8% of license revenues for the same period a year ago. The decline in expenses principally reflected a reduction in outside services, although again, the decline was not sufficient to offset the drop in volume. Gross margins from license revenues fell in the first half of 2003, to 94.4%, from 97.2% a year earlier.

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

During the second quarter of 2003 service and other costs of sales declined 63%, to $329,000 or 107% of service and other revenues, from $892,000 or 84% of service and other revenues for the same period a year ago. The two most significant factors affecting the $563,000 decline in expenses were lower costs of personnel ($305,000) and rent ($118,000). In addition, expenses were lower for third party consulting ($38m), leases ($13m) and equipment ($7m). The resulting gross margin from service and other revenues was a negative 6.8% and 16.2% in 2003 and 2002, respectively.

During the first six months of 2003 service and other costs of sales were $675,000 and $1,931,000, respectively, a decline of 65%. These costs were 95.2% and 106.8% of revenues in each of the respective years. Compared to the first six months of 2002, year over year payroll was down $600,000, rent was down $251,000 and outside consulting was also less ($149,000). Other major savings included travel ($79,000), equipment and leases ($61,000) and other expense ($40,000). The resulting gross margin from service and other revenues was 4.8% and a negative 6.8% in 2003 and 2002, respectively.

The Company anticipates that cost of service and other revenues for the remainder of 2003 will continue to decline as a percent of revenue due to expense reductions that were not fully realized in the first quarter. However, to the extent new consulting service contracts do not materialize, the expected improvement in future margins may not be as significant.

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

For the three-month period ended June 30, 2003, research and development costs declined 59%, to $533,000, from $1,300,000. The decrease of $767,000 primarily reflected lower costs associated with payroll ($552,000) and related facilities ($122,000) due to major reductions in staff in August of 2002 and February and June of 2003. Outside consulting and travel were also down $50m and $31, respectively. Although significant, these savings did not keep pace with the decline in revenues and, as a result, research and development costs as a percent of revenues increased to 95% in the second quarter of 2003, compared to 63% during the same period a year ago.

For the first half of 2003, research and development costs declined 53%, to $1,207,000, from $2,589,000. The decrease of $1,382,000 primarily reflected lower costs associated with payroll ($980,000) and related facilities ($100,000) due to major reductions in staff in August of 2002 and February and June of 2003. Outside consulting and travel were also down $52m and $71, respectively. Although significant, these savings did not keep pace with the decline in revenues and, as a result, research and development costs as a percent of revenues increased to 82% in the first half of 2003, compared to 64% during the same period a year ago.

The Company expects research and development costs to be lower for the balance of the year and should improve as a percent of sales as revenues increase. However, if future revenues do not improve, further staff reductions may become necessary. Such reductions could cause delays in the development of new products and existing product enhancements, which, in turn, could adversely impact future revenues.

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

Sales and marketing expenses fell 46% in the second quarter of 2003, to $764,000, from $1,424,000, compared to the same period a year earlier. The decrease of $661,000 principally reflected lower expenses for payroll ($270,000), commissions ($148,000), travel ($91,000) and rent ($68,000). Lower expenses were also reported for outside consulting ($36,000) and marketing ($29,000). Nevertheless, the decline in expenses did not keep pace with the revenue shortfall and sales and marketing expenses as a percentage of revenues increased in the second quarter of 2003, to 136%, from 69% in 2002.

In the first half of 2003, sales and marketing expenses fell 38%, to $1,659,000, from $2,697,000, compared to the same period a year earlier. The decrease of $1,037,000 reflected lower expenses for payroll ($306,000), commissions ($252,000), travel ($217,000) and rent ($147,000). Lower expenses were also reported for consulting ($34,000) and marketing/trade shows ($30,000). Nevertheless, the decline in expenses did not keep pace with the revenue shortfall and sales and marketing expenses as a percentage of revenues increased in the first half of 2003, to 112%, from 67% in 2002.

The Company expects sales and marketing costs to continue to track lower for the balance of the year and should improve as a percent of sales as revenues increase. However, if future revenues do not improve, the Company may be required to make even further expense reductions that could impact the Company’s ability to capitalize on market opportunities.

General and Administrative. General and administrative expenses consist primarily of salaries, employee benefits and other related expenses of administrative, executive and financial personnel, as well as accounting, legal and other public company related costs including those of directors, shareholders and investor relations.

For the three month period ended June 30, 2003, general and administrative costs decreased 9%, to $875,000, from $960,00 a year ago. Lower expenses related to shareholder and public company reports ($183,000), payroll ($139,000), property/casualty insurance ($121,000), telephones ($70,000) and legal ($32,000) were partially offset by increased costs for bad debt ($139,000), rent ($104,000), accounting fees ($73,000) and supplies ($52,000). As a percent of revenues, general and administrative expenses were 154% and 47% in the second quarter of 2003 and 2002, respectively.

For the first half of 2003, general and administrative costs were down 12%, to $1,535,000, from $1,751,00 a year ago. Decreased expenses related to payrolls ($295,000), property and casualty insurance ($232,000), shareholder and public company reports ($184,000), telephones ($118,000) and outside consulting ($71,000) were partially offset by increased expenses for rent ($271,000), accounting fees ($212,000), bad debt ($139,000) and supplies ($47,000). As a percent of revenues, general and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

administrative expenses were 104% and 43% in the first half of 2003 versus 2002, respectively.

The Company expects general and administrative expenses will continue to decrease in 2003, reflecting additional staff reductions in February and May as well as a number of other cost savings initiatives.

Goodwill Impairment. In accordance with FAS 142 the Company reviewed its goodwill on June 30, 2003. At that time, the Company’s market capitalization was approximately $3.5 million as determined by the Company’s latest closing share price on NASDAQ Over–the-Counter Bulletin Board. Since this amount exceeded the Company’s recorded equity of a negative $2.5 million on that date, the Company concluded that goodwill was not further impaired during the second quarter. In 2002 the Company incurred a non-cash charge of $4,795,000 related to the impairment of goodwill in accordance with provisions of FAS 142 (see Note 3 in the Notes to Consolidated Financial Statements included in this quarterly report).

Operating Loss. The Company incurred losses from operations of $1,949,000 in the second quarter of 2003, versus a loss of $7,341,0000 in 2002. The $5,392,000 improvement principally reflected the absence of $4,795,000 in goodwill impairment in 2002 and lower expenses for research and development and sales and marketing. These improvements reflected the Company’s concerted efforts to improve gross profit margins and lower operating expenses through improved efficiencies, headcount reductions and additional cost savings measures. Although cost of revenues was also down, it did not decline as rapidly as revenues and therefore offset some of the savings in operating expenses.

During the six-month period ended June 30, 2003, losses from operations totaled $3,639,000, an improvement over the $9,770,000 posted for the same period a year earlier. The reduction of $6,131,000 reflected good impairment of $4,795,000 and lower expenses for research and development and sales and marketing. These improvements reflected the Company’s concerted efforts to improve gross profit margins and lower operating expenses through improved efficiencies, headcount reductions and additional cost savings measures. Although cost of revenues was also down, the decline in these expenses was only marginally better than the decline in revenues and therefore had minimal impact on the savings in operating expenses.

Other Net Income (Expense). In the second quarter of 2003, other net expense consisted primarily of net interest expense of $428,000 and other net miscellaneous expenses of $10,000. The net interest expense consisted of non-cash interest related to the accelerated amortization of an imputed discount on the warrants and beneficial conversions ($329,000) and non-cash interest related to the convertible promissory notes ($99,000). These non-cash expenses were partially offset by a non-cash loss of $35,000 from the change in fair market value of the warrant obligations arising from the issuance of the convertible promissory notes and warrants and net sublet income of $25,000.

In the second quarter of 2002, other income net consisted primarily of a non-cash gain of $187,000 on the change in fair market value of the warrant obligation arising from the issuance of a convertible promissory note and warrants as described in Note 4 of the Notes to Consolidated Financial Statements included in this quarterly report. In addition, the Company recorded sublet income of $25,000 and interest income of $7,000 during the period. These items were partially offset by the amortization of an imputed discount related to the convertible promissory note ($120,000) and non-cash interest expense also related to the convertible promissory note ($48,000).

In the first half of 2003, other net expense consisted primarily of net interest expense of $703,000 offset by $123,000 of other income. The net interest expense consisted of non-cash interest related to the accelerated amortization of an imputed discount on the warrants and beneficial conversions ($516,000) and non-cash interest related to the convertible promissory notes ($186,000). These non-cash expenses were partially offset by a non-cash gain of $69,000 from the change in fair market value of the warrant obligations arising from the issuance of the convertible promissory notes and warrants, net sublet income of $50,000 and the gain on the disposal of an asset amounting to $5,000.

In the first half of 2002, other income net consisted primarily of a non-cash gain ($347,000) on the change in fair market value of the warrant obligation arising from the issuance of a convertible promissory note and warrants. In addition, the Company recorded sublet income ($50,000) and interest income ($28,000) during the period. These items were partially offset by the amortization of an imputed discount related to the convertible promissory note ($227,000) and non-cash interest expense also related to the convertible promissory note ($97,000).

Income Tax (Provision) Benefit. Income tax provisions are primarily for non-U.S. taxes. The Company anticipates utilizing net operating losses to offset any pre-tax income. In the second quarter of 2003 the Company recorded a provision for income taxes of $15,000 due primarily to the expiration of certain foreign tax contingencies. A year earlier, a similar provision for $21,000 was made for the same reasons.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

In the first half of 2003 and 2002 the Company recorded a provision for income taxes of $44,000 in each year due primarily to the expiration of certain foreign tax contingencies.

The Company recognizes deferred tax assets and liabilities based on differences between financial statement and tax bases of assets and liabilities using current, enacted rates. A valuation allowance equal to the total amount of net deferred tax assets of approximately $71.0 million at June 30, 2003 has been established. These net deferred tax assets could be realized to the extent the Company operates profitably in the future during the respective carryforward periods.

Other Comprehensive Loss. The other comprehensive loss reflects the impact of foreign exchange rates on cash. For the three-month period ended June 30, 2003 the Company realize comprehensive income of $31,000. During the same period in 2002 there was a comprehensive loss of $54,000. For the first six months of 2003 a comprehensive loss of $35,000 was posted versus a loss of $92,000 in 2002.

Liquidity and Capital Resources

Cash and cash equivalents totaled $233,000 on June 30, 2003, a decline of $648,000 from the balance of $881,000 on December 31, 2002. The decrease in cash was primarily due to $2,559,000 of cash being used in operations offset in part by net cash proceeds of $1,815,000 from the issuance of non-convertible promissory notes during the six-month period.

Net cash used for operating activities during the first half of 2003 was $2,559,000, compared to $5,299,000 during the same period a year ago. The negative cash flow from operations primarily reflected the net loss of $4,297,000, a decrease in accrued wages and related liabilities ($461,000), a decrease in the fair value of the Warrant obligations ($69,000) and increased prepaid expenses ($47,000). These amounts were partially offset by a decrease in accounts receivable ($1,238,000), an increase in other accrued liabilities ($325,000), non-cash interest ($206,000), an increase in deferred revenues ($81,000), non-cash items of depreciation ($75,000) and an increase in accounts payable ($71,000).

Net cash provided by investing activities was $61,000 in the first half of 2003, compared to $201,00 of funds used during the same period in 2002. Net cash provided in 2003 consisted of a $77,000 decrease in other assets offset by $16,000 of equipment purchases. In 2002, the use reflected property and equipment purchases ($94,000) and an increase in other assets ($107,000).

Net cash provided by financing activities was $1,815,000 in the first six months of 2003 compared to $3,395,000 provided during the same period a year ago.. Net cash in 2003 included $1,015,000 in six-month, non-convertible, secured promissory notes from SDS and $800,000 in notes with the same terms from North Sound. Proceeds in 2002 were from the issuance of a convertible promissory note and warrants to SDS in January of that year.

Effective August 22, 2002, the Company’s common stock was de-listed from the NASDAQ Small Cap Market (SM) for failing to comply with the $1.00 minimum bid price requirement. The common stock is now traded on the Over-The-Counter Bulletin Board under the stock symbol (VRTL.OB).

As a result of Vertel’s common stock being de-listed from The NASDAQ SmallCap Market, effective August 22, 2002, and the Company’s failure to maintain sufficient authorized shares and registering the necessary shares underlying the outstanding convertible secured promissory notes and warrants, the Company is in default under the terms of its outstanding convertible securities (First and Second Notes and Warrants) identified in Note 5 of Item 8: Financial Statements and Supplementary Data. As a consequence of such defaults, the holder of the notes and warrants could demand repayment of the notes at the prepayment price (115% of the principal outstanding), could convert the remaining principal on the notes (significantly diluting current shareholders), or exercise or otherwise enforce any one or more rights under the applicable agreements. As of the date of the date filing for this Quarterly Report, the note holders have not advised the Company that it is in default or taken any other remedial action.

The Company has reported operating losses for each of the most recent five fiscal years. For the six months ended June 30, 2003, Vertel reported operating losses of $3,639,000 and negative cash flows from operations of $2,559,000. For the twelve-month period ended December 31, 2002 the Company reported an operating loss of $14,429,000 and negative cash flows from operations of $6,607,000. As of June 30, 2003 the Company had an accumulated deficit of $101,567,000 and negative working capital of $5,803,000, including cash and cash equivalents of $233,000. Such results raise substantial doubt about Vertel’s ability to continue as a going concern.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

During the second quarter of 2003 the Company received net proceeds of approximately $1,815,000 from non-convertible promissory notes (See Note 4). Proceeds from this transaction were used to fund operations during the second quarter. At the end of the first quarter of 2003, the Company also received net proceeds of $500,000 from non-convertible promissory notes that were reflected in the cash balance of $472,000 on March 31, 2003. During the first quarter of 2002, the Company received net proceeds of approximately $3,395,000 from the sale of a convertible secured promissory note and the issuance of a common stock warrant, and on August 13, 2002 received net proceeds of approximately $3,040,000 from the sale of a second convertible secured promissory note and the issuance of additional warrants (See Note 5). The Company used $1,500,000 of the proceeds of the second note to partially repay the first note. Substantially all of the remaining proceeds from these two transactions were used for operations during the course of 2002. As of December 31, 2002, the recorded balances remaining on these two Notes totaled $1,761,000. This amount is net of $3,012,000 in non-cash charges that are already reflected in the accompanying 2002 financial statements. The sum of these two amounts represents the total cash amount that would be necessary to satisfy the debt.

The inability thus far of the Company to generate sufficient revenues to offset expenses raises substantial doubt about Vertel’s ability to continue as a going concern and the Company may, therefore, be unable to realize assets and discharge liabilities in the normal course of business. The Company expects to continue to incur operating losses in the third quarter and currently spends about $2.3 million per quarter in expenses. Since the beginning of the year the Company has reduced the number of employees, from 61 to 31, and has taken additional steps to reduce expenses, including the closing of all facilities except the Los Angeles office in August, 2003. Nevertheless, the Company cannot assure sales targets will be met or that expense reduction programs will be sufficient to generate operating income. If operating income is not achieved and Vertel is not able to raise additional debt equity capital the Company may not be able to continue as a going concern.

Vertel’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the classification and amounts of liabilities that may become necessary in the event the Company is unable to continue as a going concern.

The Company’s long-term liquidity needs consist of obligations under convertible promissory notes and operating lease commitments related to facilities and office equipment. As of June 30, 2003, the Company had $3,782,000 of debt outstanding in the form of convertible promissory notes payable (See Note 4 to the Notes to Consolidated Financial Statements included in this quarterly report).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative Information About Market Risk. Vertel’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy that ensures the safety and preservation of invested funds by limiting default risk, market risk and investment risk. As of June 30, 2003, the Company had $233,000 of cash and cash equivalents with a weighted average variable rate of 0.3%. There were no short-term investments. As of June 30, 2002, cash and cash equivalents were $714,000 with a weighted average variable rate of 0.36%. There were no short-term investments in either period.

At June 30, 2003 the Company had no long-term debt and short-term debt of $3,782,000 related to promissory notes payable to SDS Merchant Fund, LP and North Sound. A year earlier, the Company had $3,170,000 in long-term debt in the form of promissory notes payable to SDS and no short-term debt.

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

In light of recent developments, the Company may find itself subject to legal proceedings, though none are expected to be material.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

See the Exhibit Index following this Report

(b) REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated April 16, 2003 in connection with the raising of $210,000 in gross proceeds from the sale of four six-month term Secured Promissory Notes.

The Company filed a Current Report on Form 8-K dated May 5, 2003 in connection with the engagement of Singer, Lewak, Greenbaum and Goldstein, LLP (SLGG) as the Company’s independent public accountants. Concurrently, the Company announced the termination of its relationship with BDO Seidman, LLP.

The Company filed a Current Report on Form 8-K dated June 18, 2003 in connection with the appointment of Michael A. Sternberg as interim Chief Executive Officer following the resignation of Marc E. Maassen on June 15, 2003. Mr. Sternberg has served as a director of the Company since August 2002.

The Company filed a Current Report on Form 8-K dated August 10, 2003 wherein the Company announced the closing of all offices except Los Angeles and the suspension of sales activities. The Company intends to continue to support its existing installed customer base and will determine future operations in the next several months.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTEL CORPORATION (Registrant)
Date: August 13, 2003	/s/ T. JAMES RANNEY

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

31.1	Certification of Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)