Form 10-Q
period 2003-09-30
VERTEL CORP
filed 2003-11-14
CIK 880458

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of September 30, 2003 there were 38,516,292 common shares outstanding with a par value of $0.01 per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERTEL CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	September 30, 2003	December 31, 2002
ASSETS

Current Assets:
Cash and cash equivalents	$30	$881
Accounts receivable (net of allowances of $1 for 2003 and $461 for 2002	404	1,847
Prepaid expenses and other current assets	96	132

Total current assets	$530	$2,860
Fixed and Other Assets:
Property and equipment, net	$44	$148
Investments	41	16
Goodwill	754	754
Other assets	274	466

Total Assets	$1,643	$4,244

LIABILITIES AND SHAREHOILDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$190	$95
Accrued wages and related liabilities	129	680
Accrued taxes payable	362	338
Other accrued liabilities	1,831	1,187
Notes payable	4,155	1,761
Warrant obligation	133	372
Deferred revenues	369	433

Total current liabilities	$7,169	$4,866

Commitments (Note 8)

Shareholders’ Equity (Deficit):
Preferred stock, par value $0.01, 2,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock, par value $0.01, 100,000,000 shares authorized; shares issued and outstanding: 2003: 38,516,292; 2002: 34,534,253	385	345
Additional paid-in capital	97,102	96,982
Accumlated deficit	(102,712)	(97,599)
Accumulated other comprehensive loss	(301)	(350)

Total shareholders’ equity (deficit)	$(5,526)	$(622)

Total liabilities and shareholders’ equity (deficit)	$1,643	$4,244

See accompanying notes to consolidated financial statements.

VERTEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Three Month Period Ended September 30		Nine Month Period Ended September 30
	2003	2002	2003	2002
Net revenues:
Licenses	$215	$1,489	$981	$3,738
Service and other	246	832	955	2,639

Total net revenues	$461	$2,321	$1,936	$6,377

Cost of revenues:
Licenses	$22	$109	$65	$172
Service and other	123	494	798	2,425

Total cost of Revenues	$145	$603	$863	$2,597

Gross profit	$316	$1,718	$1,073	$3,780

Operating expenses:
Research and development	$194	$916	$1,400	$3,505
Sales and marketing	228	1,228	1,887	3,925
General and administrative	506	638	2,042	2,389
Goodwill amortization	—	—	—	—
Goodwill impairment	—	—	—	4,795

Total operating expenses	$928	$2,782	$5,329	$14,614

Operating Loss	$(612)	$(1,064)	$(4,256)	$(10,834)
Other income (expense), net	(214)	(1,125)	(792)	(1,026)

Loss before provision for income taxes	$(826)	$(2,189)	$(5,048)	$(11,860)
Benefit/(provision) for income taxes	(4)	(19)	(49)	(63)

Net Loss	$(830)	$(2,208)	$(5,097)	$(11,923)
Other comprehensive income (loss)	18	(27)	(16)	(119)

Comprehensive loss	$(812)	$(2,235)	$(5,113)	$(12,042)

Basic and diliuted net loss per common share	$(0.02)	$(0.07)	$(0.14)	$(0.36)

Weighted average shares outstanding used in net loss per common share calculations - basic and diluted	38,516	34,232	36,406	33,711

See accompanying notes to consolidated financial statements.

VERTEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Nine Month Period Ended September 30
	2003	2002
Cash flows from operating activities:
Net Loss	$(5,097)	$(11,923)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	$103	$381
Goodwill Impairment	—	4,795
Reserve for returns and bad debts	155	(269)
Change in fair value of warrant obligation	(239)	(417)
Non-cash interest expense	589	1,501
Changes in operating assets and liabilities	1,472	(848)

Net cash used for operating activities	$(3,017)	$(6,780)

Cash flows from investing activities
Purchases of property and equipment	$1	$(122)
Changes in other assets	167	(133)

Net cash provided by (used for) investing activities	$168	$(255)

Cash flows from financing activities
Proceeds from issuance of convertible promissory note	$—	$6,435
Payment of convertible promisory note	—	(1,447)
Proceeds from issuance of non-convertible promissory note	1,965	—

Net cash provided by (used for) financing activities	$1,965	$4,988

Effect of exchange rate changes on cash	$33	$(49)

Net increase (decrease) in cash and cash equivalents	$(851)	$(2,096)
Cash and cash equivalents, beginning of period	881	2,851

Cash and cash equivalents, end of period	$30	$755

See accompanying notes to consolidated financial statements.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

These consolidated financial statements include the accounts of Vertel Corporation and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The interim consolidated financial statements are unaudited and include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. These statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2002 that are included in Vertel’s Annual Report on Form 10-K. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of results that may be expected for the full year.

Effective August 22, 2002, Vertel’s common stock was de-listed from trading on The NASDAQ SmallCap Market(SM) for failing to comply with the $1.00 minimum bid price requirement. The Company’s common stock is now traded on the OTC Bulletin Board (OTC BB) under the stock symbol: VRTL.OB.

In conjunction with the M*Ware strategy, in December of 2002 the Company sold its e*ORB product line, related intellectual property rights and customer contracts to PrismTech Limited, a United Kingdom company. The agreement was for cash and royalty payments based on future e*ORB sales. Cash of $600,000 was to be paid over a 180-day period commencing with the closing of the transaction. Royalty payments were to be paid over the 24-month period commencing with the closing date and were not to exceed an additional $600,000. Hence, the maximum value of the sale was $1.2 million.

As of this filing, Vertel has received $510,000 of the $600,000 that was due to be paid in full by June 30. PrismTech is also in default on monthly royalty payments now totaling over $68,000. Although PrismTech has acknowledged these obligations a satisfactory resolution has not been offered and the Company has proceeded with arbitration as provided for under the agreement. In a filing made in late October 2003, the Company requested summary judgment.

The Company has reported operating losses for each of the most recent five fiscal years. For the nine months ended September 30, 2003, Vertel reported operating losses of $4,256,000 and negative cash flows from operations of $3,033,000. For the twelve-month period ended December 31, 2002 the Company reported an operating loss of $14,429,000 and negative cash flows from operations of $6,607,000. As of September 30, 2003, Vertel had an accumulated deficit of $102,712,000 and negative working capital of $6,639,000 including cash and cash equivalents of $30,000. Such results raise substantial doubts about the Company’s ability to continue as a going concern.

In the first quarter of 2002, the Company received net proceeds of approximately $3,395,000 from the sale of a convertible secured promissory note and the issuance of a common stock warrant, and on August 13, 2002 received net proceeds of approximately $3,040,000 from the sale of a second convertible secured promissory note and the issuance of additional warrants (See Note 5). The Company used $1,500,000 of the proceeds of the second note to partially repay the first note. Substantially all of the remaining proceeds from these two transactions were used for operations during the course of 2002. As of December 31, 2002, the recorded balances remaining on these two Notes totaled $1,761,000. This amount is net of $3,012,000 in non-cash charges that are already reflected in the accompanying 2002 financial statements. The sum of these two amounts represents the total cash amount that would be necessary to satisfy this debt.

During the third quarter of 2003, the Company received net proceeds of $150,000 from the issuance of a series of non-convertible promissory notes (See Note 4). The Company also received net proceeds of $500,000 and $1,315,000 in the first and second quarters of 2003, respectively, also from the issuance of a series of non-convertible promissory notes (See Note 4). Proceeds from these transactions were used as working capital during this period. The company has not received any proceeds since July 25 and has relied on sales and related accounts receivable collections to fund operations.

In August 2003, the Company closed all but its Los Angeles office and suspended most sales activities. Since that time the Company has maintained its existing base of customer maintenance contracts and has sold a modest amount of additional products to existing customers. The Company is presently evaluating alternatives anticipating the need to eventually satisfy it’s senior, secured debt holder.

The inability of the Company to generate sufficient revenues to offset expenses led to the elimination of all but essential staff to maintain existing customer support contracts. Since the beginning of the year the Company has reduced the number of employees, from 61 to 7. The Company also subcontracts certain programming efforts. Following the last round of layoffs in July, the Company has pared expenses to a level commensurate with revenues and expects to breakeven during the fourth quarter of 2003. Nevertheless, the timing of billings, certain expenses and cash collections raise substantial doubt about Vertel’s ability to continue as a going concern. As such, the Company may be unable to realize assets and discharge liabilities in the normal

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

course of business. Even if successful, the Company cannot assure it will continue to generate sufficient contract renewals to offset expenses and generate operating income. If operating income is not achieved and Vertel is not able to raise additional debt or equity capital, the Company may not be able to continue as a going concern.

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

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The reconciliation between face values of the two SDS notes and actual balances recorded in the balance sheet is as follows:

	First Note	Second Note	Total
Original Value of Note	$3,500,000	$3,100,000	$6,600,000
Less: Conversions in 2002	(340,000)	(40,000)	(380,000)
Less: Repayments in 2002	(1,447,000)	—	(1,447,000)

Gross Value of Notes at December 31, 2002	$1,713,000	$3,060,000	$4,773,000

Other Adjustments
Less: Conversions since December 31, 2002	$—	$(160,000)	$(160,000)
Less: Discount due to beneficial conversion feature at September 30, 2003	(114,000)	(225,000)	(339,000)
Less: Discount due to Warrant at September 30, 2003	(445,000)	(1,489,000)	(1,934,000)

Balance of Notes Payable at September 30, 2003	$1,154,000	$1,186,000	$2,340,000

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

The Company determined that the conversion feature of the First Note was beneficial to the holder in the amount of $2,089,000, the difference between the $5,056,000 fair value of the shares into which the First Note was convertible and the $2,967,000 of net proceeds allocated to the First Note as previously described. The principal amount of the First Note of $3,500,000 was recorded as a long-term liability, net of a $2,622,000 discount, that consisted of a $533,000 discount resulting from the fair value allocation and the $2,089,000 discount resulting from the beneficial conversion feature. The Company also credited the beneficial conversion feature of $2,088,900 to additional paid-in capital. The total discount on the First Note of $2,622,000, that is being amortized to interest expense over the 36-month term of the First Note using the effective interest method, is subject to downward adjustments to the extent partial conversions of the First Note occur. These adjustments would reduce the carrying value of the discount and increase interest expense. For the year ended December 31, 2002, $340,000 of the outstanding principal balance and $4,300 of accrued interest on the First Note was converted into 1,272,000 shares of common stock. During the second quarter of

2003 SDS converted $160,000 of debt to approximately 4.0 million shares of common stock. There were no conversions in the third quarter.

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

During the three month period ended September 30, 2003, the balance due on the notes was increased $224,000 for interest accretion arising out of the original discount taken on the notes to reflect the beneficial conversion features. During the first and second quarter of 2003, the balance was increased $187,000 and $205,00, respectively.

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

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On March 26, 2003 the Company received proceeds of $500,000 from the issuance of six-month, non-convertible, secured promissory notes to North Sound Legacy Fund, North Sound Legacy Institutional Fund and North Sound Legacy International Ltd. (formerly DMG Legacy Fund, DMG Legacy Institutional Fund and DMG Legacy International Ltd.), collectively referred to as North Sound. Terms of the notes were for interest to accrue at a rate of 12.0% per annum to be paid together with the original principal on September 26, 2003. Proceeds from the note were used to cover near-term operating expenses. As of this Form 10Q filing, the Company is in default on the payment of principal and interest on these notes.

On April 16, 2003 the Company received proceeds of $100,000 from the issuance of six-month, non-convertible, secured promissory notes to North Sound. Terms of the notes were for interest to accrue at a rate of 12.0% per annum to be paid together with the original principal on October 16, 2003. Proceeds from the note were used to cover near-term operating expenses. As of this Form 10Q filing, the Company is in default on the payment of principal and interest on these notes.

On April 20, 2003 the Company received proceeds of $110,000 from the issuance of six-month, non-convertible, secured promissory notes to SDS. Terms of the notes were for interest to accrue at a rate of 12.0% per annum to be paid together with the original principal on October 20, 2003. Proceeds from the note were used to cover near-term operating expenses. As of this Form 10Q filing, the Company is in default on the payment of principal and interest on these notes.

On May 7, 2003 the Company received proceeds of $280,000 from the issuance of six-month, non-convertible, secured promissory notes to SDS. Terms of the notes were for interest to accrue at a rate of 12.0% per annum to be paid together with the original principal on November 7, 2003. Proceeds from the note were used to cover near-term operating expenses. As of this Form 10Q filing, the Company is in default on the payment of principal and interest on these notes.

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On July 25, 2003 the Company received proceeds of $150,000 from the issuance of six-month, non-convertible, secured promissory notes to North Sound. Terms of the notes were for interest to accrue at a rate of 12.0% per annum to be paid together with the original principal on January 25, 2004. Proceeds from the note were used to cover near-term operating expenses.

5. Statement of Cash Flows

Increases (decreases) in operating cash flows arising from changes in assets and liabilities consist of the following (in thousands):

	Nine Month Period Ended:
	Sep 30 2003	Sep 30 2002
Trade accounts receivable	$1,288	$655
Prepaid expenses and other current assets	36	(147)
Accounts payable	95	(201)
Accrued wages and related liabilities	(551)	(171)
Cash payments and restructuring expense	—	(145)
Accrued taxes payable	24	(11)
Other accrued liabilities	644	(569)
Deferred revenue	(64)	(259)

Net change in assets and liabilities	$1,472	$(848)

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

VERTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Three-month Period ended September 30, 2003	Nine-month Period ended September 30, 2003
Net loss - as reported	$830,000	$5,097,000
Adjustment to net loss for pro forma stock-based compensation expense	936,000	2,808,000

Net loss - pro forma	$1,766,000	$7,905,000

Basic and diluted net loss per common share - as reported	$0.02	$0.14

Basic and diluted net loss per common share - pro forma	$0.05	$0.22

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

As of September 30, 2003, the fair value of the First Warrant was estimated at $31,000 and the Second Warrant was estimated at $102,000 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 2.41%, expected volatility of 247%, and no expected dividends. The decrease in the First and Second Warrant fair value for the quarter ended September 30, 2003 was approximately $40,000 and $130,000, respectively, and was reflected in other income.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations

Net Revenues. For the three months ended September 30, 2003, net revenues decreased 80%, to $462,000, from $2,321,000 during the same period a year ago. The decline principally reflected lower revenue from licenses (down $8434,000), professional services ($338,000) and the absence of sales from the e*ORB product line ($623,000) that was sold in late 2002. Revenue from maintenance contracts and royalties were also down for the quarter by $52,000 and $3,000, respectively.

For the nine-month period ended September 30, 2003, net revenues decreased 70%, to $1,936,000, from $6,377,000 during the same period a year ago. The decline reflected lower sales from licenses ($1,868,000), the absence of sales from the e*ORB product line ($1547,000) as well as lower sales from professional services and maintenance contracts, down $738,000 and $454,000, respectively. These declines were partially offset by increased revenues from royalties that were up by $167,000 from the same period a year ago.

Net revenues from Nation’s Bank comprised 21% of net revenues in the third quarter of 2003. Nortel and Kyoei Sangyo were 19% and 12%, respectively. Net revenues from Nortel accounted for 12% of net revenues during the first nine months of 2003. Nokia and Nation’s Bank comprised 11% each. No other single customer accounted for more than 10% of net revenues in either of these periods. Sales to customers outside the United States were approximately 36% and 37% of net revenues in the third quarter and first nine months of 2003, respectively.

In both the third quarter and the first nine months of 2002, net revenues from Nokia were approximately 12%. No other single customer accounted for more than 10% of net revenues in either period. Sales to customers outside the United States comprised approximately 37% and 40% of net revenues in the third quarter and first nine months of 2002, respectively.

The Company expects the percentage of sales outside the United States to continue to decline for the balance of 2003 since the Company is not actively pursuing sales in foreign markets other than from its existing customer base. Furthermore, if the U.S. dollar strengthens significantly, the Company will become even less competitive in international markets unless it reduces prices. The Company is also not pursuing sales from professional services or maintenance contracts other than from existing customers. Competition and price pressures for professional services have increased both domestically and internationally as competitors and customers continue to seek engineering services from lower cost providers in countries such as China and India. The Company’s sales cycle is typically lengthy resulting in significant fluctuations from one quarter to the next as well as between geographic markets.

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

Historically license revenues have accounted for a substantial portion of total revenues. In the third quarter of 2003, license revenues declined 86%, to $215,000, from $1,489,000, a year ago. The decline reflected lower sales of licenses and royalties related to TMN products (down $846,000, year-over-year) and the absence of sales from the e*ORB product line ($427,000). For the nine-month period ended September 30, 2003, license revenues declined 74%, to $981,000, from $3,736,000, a year ago. The decline reflected lower sales of licenses and royalties related to TMN products ($1,701,000) and the absence of sales from the e*ORB product line ($1,054,000).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Service and other revenues declined 70% in the third quarter of 2003, to $246,000, from $832,000 a year ago. The decline reflected a significantly lower number of professional services projects (down $338,000, year-over-year) and lower maintenance revenues due to the absence of the e*ORB product line ($196,000) and the expiration of maintenance contracts related to older, discontinued products ($52,000).

Service and other revenues declined 64% during the first nine months of 2003, to $955,000, from $2,640,000 a year ago. The decline reflected a significantly lower number of professional services projects (down $739,000, year-over-year) and lower maintenance revenues related to the absence of the e*ORB product line ($493,000) and the expiration of maintenance contracts related to older, discontinued products ($454,000).

Cost of Revenues - License. Cost of license revenues consists primarily of royalty fees paid to third-party providers of software that is embedded within Vertel’s software products. These costs also include the cost of reproducing and shipping software as well as issuing user documentation.

Cost of license revenues decreased 80% in the third quarter of 2003, to $22,000, from $109,000, for the same period in 2002. Despite a significant decline in expenses related to outside services (down $79,000) and facilities ($9,000), the overall decrease in expenses year over year was simply not as significant as the decline in license revenues. There was also a shift in product mix to one-time sales and away from products with embedded third-party software that pay royalties over time. The resulting gross margin from license revenues fell, to 90% of sales, from 93% a year ago.

For the first nine months of 2003, the cost of license revenues fell 62%, to $65,000, from $172,000, for the same period a year ago. The decline in expenses principally reflected a reduction in outside services (down $95,000) and facilities ($16,000), although again, the decline was not sufficient enough to offset the drop in volume. Gross margins from license revenues fell during the first nine months of 2003, to 93%, from 95% a year earlier.

For the balance of 2003 these margins are expected to fluctuate with product mix and the level of revenues attained. Margins would also be less if the Company sells third-party products on a revenue-sharing basis.

Cost of Revenues - Service and other. Cost of service and other revenues consists primarily of expenses associated with performing professional consulting services, software maintenance and customer technical support such as telephone support, training services and non-recurring engineering services.

During the third quarter of 2003 service and other costs of sales declined 75%, to $123,000, from $494,000 for the same period a year ago. The most significant factors affecting the $371,000 decline were lower expenses for personnel ($315,000), travel ($33,000) and third party consulting ($20,000). The resulting gross margin from service and other revenues was a 50% and 41% in 2003 and 2002, respectively.

During the nine-month period ended September 30, 2003, service and other costs of sales were $798,000 and $2,425,000, respectively, a decline of 67%. Compared to the first nine months of 2002, year over year expenses were down for payroll ($915,000), rent ($274,00), third party consulting ($169,000), travel ($112,000), depreciation ($88,000) and leases ($52,000). The resulting gross margin from service and other revenues was 16% and 8% in 2003 and 2002, respectively.

The Company anticipates that cost of service and other revenues for the remainder of 2003 will continue to decline as a percent of revenue due to expense reductions that have not been fully realized. However, to the extent maintenance contracts with existing customers do not renew, the expected improvement in future margins will not likely be realized.

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

For the three-month period ended September 30, 2003, research and development costs declined 79%, to $194,000, from $916,000. The decrease of $722,000 primarily reflected lower costs associated with payroll ($577,000) reflecting major staff reductions over the past twelve months and lower related facility costs ($74,000). Outside services, depreciation and equipment costs were also down $30,000, $27,000 and $25,000, respectively. Although significant, these savings did not keep pace with the decline in revenues and, as a result, research and development costs as a percent of revenues increased to 42% in the third quarter of 2003, compared to 40% during the same period a year ago.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

For the first nine months of 2003, research and development costs declined 60%, to $1,400,000, from $3,505,000. The decrease of $2,105,000 primarily reflected lower costs associated with payroll ($1,558,000) and related facilities ($339,000) due to major staff reductions over the past twelve months. Depreciation, travel and outside services were also down $106,000, $89,000 and $83,000, respectively. Business insurance was up $61,000. Although significant, these savings did not keep pace with the decline in revenues and, as a result, research and development costs as a percent of revenues increased to 72% in the first nine months of 2003, compared to 55% during the same period a year ago.

The Company expects research and development costs for the remainder of 2003 will continue to decline as a percent of revenue due to expense reductions that have not been fully realized. However, the Company is not presently engaged in any product development activities and, at some point, this will adversely impact future revenues.

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

Sales and marketing expenses fell 8%1 in the third quarter of 2003, to $228,000, from $1,228,000, compared to the same period a year earlier. The decrease of $1,000,000 principally reflected lower expenses for payroll ($661,000), commissions ($158,000), travel ($96,000), outside consulting ($41,000) and telephone ($17,000). Lower expenses were also reported for rent ($14,000) and marketing ($5,000). The decline in expenses slightly outpaced the revenue shortfall and sales and marketing expenses as a percentage of revenues fell in the third quarter of 2003, to 49%, from 53% in 2002.

In the first nine months of 2003, sales and marketing expenses fell 52%, to $1,887,000, from $3,925,000, compared to the same period a year earlier. The decrease of $2,038,000 reflected lower expenses for payroll ($967,000), commissions ($410,000), travel ($314,000) and rent ($161,000). Lower expenses were also reported for consulting ($77,000) and marketing/trade shows ($44,000). Nevertheless, the decline in expenses did not keep pace with the revenue shortfall and sales and marketing expenses as a percentage of revenues increased during the first nine months of 2003, to 98%, from 62% in 2002.

The Company expects sales and marketing costs to continue to track lower for the balance of the year due to expense reductions that have yet to be fully realized. However, the Company is now principally engaged in sales activities to existing customers only and this will limit future revenues and impact the Company’s ability to capitalize on market opportunities.

General and Administrative. General and administrative expenses consist primarily of salaries, employee benefits and other related expenses of administrative, executive and financial personnel, as well as accounting, legal and other public company related costs including those of directors, shareholders and investor relations.

For the three month period ended September 30, 2003, general and administrative costs decreased 21%, to $506,000, from $638,00 a year ago. The $132,000 reduction primarily reflected lower costs for telephone ($59,000), bad debt ($40,000) and payroll ($54,000). Due to the significant decline in revenues, general and administrative expenses as a percent of revenues were 110% and 28% in the third quarter of 2003 and 2002, respectively.

For the nine-month period ended September 30, 2003, general and administrative costs were down 15%, to $2,042,000, from $2,389,000 a year ago. The decreased expenses of $347,000 related to payrolls ($340,000), property and casualty insurance ($359,000), shareholder and public company reports ($176,000), telephones ($177,000) and outside consulting ($55,000) were partially offset by increased expenses for rent ($393,000), accounting fees ($183,000), bad debt ($98,000), supplies ($56,000) and other costs ($36,000). As a percent of revenues, general and administrative expenses were 106% and 38% in the first nine months of 2003 versus 2002, respectively.

The Company expects general and administrative expenses will continue to decrease in 2003 as additional staff reductions are fully realized along with a number of other cost savings initiatives.

Goodwill Impairment. In accordance with FAS 142 the Company reviewed its goodwill on September 30, 2003. At that time, the Company’s market capitalization was approximately $1.5 million as determined by the Company’s latest closing share price on NASDAQ Over–the-Counter Bulletin Board. Since this amount exceeded the Company’s recorded equity of a negative $5.3 million on that date, the Company concluded that goodwill was not further impaired during the second quarter. In 2002 the Company incurred a non-cash charge of $4,795,000 related to the impairment of goodwill in accordance with provisions of FAS 142 (see Note 3 in the Notes to Consolidated Financial Statements included in this quarterly report).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Loss. The Company incurred losses from operations of $612,000 in the third quarter of 2003, versus a loss of $1,064,0000 in 2002. The $452,000 improvement principally reflected lower SG&A expenses ($1,854,000) as described above and lower cost of sales ($458,000) offset by further declines in revenues ($1,860,000). The expense savings reflected the Company’s concerted efforts to reduce expenses in light of revenue shortfalls.

During the nine-month period ended September 30, 2003, losses from operations totaled $4,256,000, an improvement over the $10,834,000 posted for the same period a year earlier. The improvement of $6,578,000 reflected the absence of goodwill impairment ($4,795,000) and lower expenses principally in research and development ($2,105,000), sales and marketing ($2,038,000) and support ($1,627,000). These improvements reflected the Company’s concerted efforts to reduce expenses in light of revenue shortfalls. However, these savings were substantially offset by the $4,441,000 decline in revenues.

Other Net Income (Expense). In the third quarter of 2003, other net expense consisted primarily of net interest expense of $405,000 and other net miscellaneous expenses of $19,000. The net interest expense consisted of non-cash interest related to the accelerated amortization of an imputed discount on the warrants and beneficial conversions ($224,000) and non-cash interest related to the convertible promissory notes ($162,000). These non-cash expenses were partially offset by a non-cash loss of $170,000 from the change in fair market value of the warrant obligations arising from the issuance of the convertible promissory notes and warrants, net sublet income of $16,000 and a gain on the disposal of an asset amounting to $5,000.

In the third quarter of 2002, other net expense reflected $1,228,000 in expenses offset by $95,000 in income. The expenses were comprised of the amortization of an imputed discount related to the convertible promissory note ($976,000) as well as non-cash interest expense also related to the notes ($252,000). The income reflected a non-cash gain of $70,000 on the change in fair market value of the warrant obligation arising from the issuance of a convertible promissory note and warrants (see Note 4 of the Notes to Consolidated Financial Statements included in this quarterly report). In addition, the Company recorded sublet income of $25,000.

For the nine-month period ended September 30, 2003, other net expense consisted primarily of net interest expense of $1,108,000 offset by $316,000 of other income. The net interest expense consisted of non-cash interest related to the accelerated amortization of an imputed discount on the warrants and beneficial conversions ($740,000), non-cash interest related to the convertible promissory notes ($349,000) and $19,000 in fixed asset write-offs. These non-cash expenses were partially offset by a non-cash gain of $239,000 from the change in fair market value of the warrant obligations arising from the issuance of the convertible promissory notes and warrants, net sublet income of $66,000 and the gain on the disposal of an asset amounting to $11,000.

During the same nine-month period in 2002, other net expense consisted primarily of non-cash interest related to the accelerated amortization of an imputed discount related to the convertible promissory note ($976,000) and non-cash interest expense also related to the convertible promissory notes ($575,000). These non-cash expenses were partially offset by a non-cash gain of $417,000 on the change in fair market value of the warrant obligation arising from the issuance of a convertible promissory note and warrants. In addition, the Company recorded sublet income ($74,000) and interest income ($31,000) during the period.

Income Tax (Provision) Benefit. Income tax provisions are primarily for non-U.S. taxes. The Company anticipates utilizing net operating losses to offset any pre-tax income. In the third quarter of 2003 the Company recorded a provision for income taxes of $4,000 due primarily to the expiration of certain foreign tax contingencies. A year earlier, a similar provision for $19,000 was made for the same reasons. In the first nine months of 2003 and 2002 the Company recorded provision for income taxes of $49,000 and $63,000, respectively due primarily to the expiration of certain foreign tax contingencies.

The Company recognizes deferred tax assets and liabilities based on differences between financial statement and tax bases of assets and liabilities using current, enacted rates. A valuation allowance equal to the total amount of net deferred tax assets of approximately $62.0 million at September 30, 2003 has been established. These net deferred tax assets could be realized to the extent the Company operates profitably in the future during the respective carryforward periods.

Other Comprehensive Loss. The other comprehensive loss reflects the impact of foreign exchange rates on cash. For the three-month period ended September 30, 2003 the Company recognized comprehensive income of $14,000. During the same period in 2002 there was a comprehensive loss of $27,000. For the first nine months of 2003 a comprehensive loss of $20,000 was posted versus a loss of $119,000 in 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Cash and cash equivalents totaled $30,000 on September 30, 2003, a decline of $851,000 from the balance of $881,000 on December 31, 2002. The decrease in cash was primarily due to $3,033,000 of cash being used in operations offset in part by net cash proceeds of $1,965,000 from the issuance of non-convertible promissory notes during the nine-month period.

Net cash used for operating activities during the first nine months of 2003 was $3,033,000, compared to $6,780,000 during the same period a year ago. The negative cash flow from operations primarily reflected the net loss of $5,097,000, a decrease in accrued wages and related liabilities ($551,000), a decrease in the fair value of the Warrant obligations ($239,000) and a decrease deferred revenues ($64,000). These amounts were partially offset by a decrease in accounts receivable ($1,288,000), an increase in other accrued liabilities ($6443,000), non-cash interest ($589,000), non-cash bad debt ($155,000), non-cash depreciation ($103,000), an increase in prepaid expenses ($36,000), an increase in accounts payable ($95,000) and an increase in accrued taxes ($24,000).

Net cash provided by investing activities was $168,000 in the first nine months of 2003, compared to $255,000 of funds used during the same period in 2002. Net cash provided in 2003 consisted of a $167,000 decrease in other assets and a $1,000 gain on the sale of equipment. In 2002, the use reflected property and equipment purchases ($122,000) and an increase in other assets ($133,000).

Net cash provided by financing activities was $1,965,000 in the first nine months of 2003 compared to $4,988,000 provided during the same period a year ago. Net cash in 2003 included $1,015,000 in six-month, non-convertible, secured promissory notes from SDS and $950,000 in notes with the same terms from North Sound. Proceeds in 2002 were from the issuance of a convertible promissory note and warrants to SDS in January and August of that year.

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

The Company has reported operating losses for each of the most recent five fiscal years. For the nine months ended September 30, 2003, Vertel reported operating losses of $4,256,000 and negative cash flows from operations of $3,033,000. For the twelve-month period ended December 31, 2002 the Company reported an operating loss of $14,429,000 and negative cash flows from operations of $6,607,000. As of September 30, 2003 the Company had an accumulated deficit of $102,712,000 and negative working capital of $6,639,000, including cash and cash equivalents of $30,000. These results raise substantial doubt about Vertel’s ability to continue as a going concern.

During the third quarter of 2003 the Company received net proceeds of approximately $150,000 from non-convertible promissory notes (See Note 4). The Company received similar net proceeds of $1,315,000 and $500,000 in the second and first quarters of 2003, respectively. All of these proceeds have been used to fund operations in 2003. During the first quarter of 2002, the Company received net proceeds of approximately $3,395,000 from the sale of a convertible secured promissory note and the issuance of a common stock warrant, and on August 13, 2002 received net proceeds of approximately $3,040,000 from the sale of a second convertible secured promissory note and the issuance of additional warrants (See Note 5). The Company used $1,500,000 of the proceeds of the second note to partially repay the first note. Substantially all of the remaining proceeds from these two transactions were used for operations during the course of 2002. As of December 31, 2002, the recorded balances remaining on these two Notes totaled $1,761,000. This amount is net of $3,012,000 in non-cash charges that are already reflected in the accompanying 2002 financial statements. The sum of these two amounts represents the total cash amount that would be necessary to satisfy the debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The inability thus far of the Company to generate sufficient revenues to offset expenses raises substantial doubt about Vertel’s ability to continue as a going concern and the Company may, therefore, be unable to realize assets and discharge liabilities in the normal course of business. The Company expects to continue to incur operating losses in the fourth quarter and expects cash disbursements to approximate $600,000 in the fourth quarter. Since the beginning of the year the Company has reduced the number of employees, from 61 to 6, and closed all facilities except the Los Angeles office in August 2003. Nevertheless, the Company cannot assure sales targets will be met or that expenses will be reduced sufficiently to generate operating income. If operating income is not achieved and Vertel is not able to raise additional debt equity capital the Company may not be able to continue as a going concern.

Vertel’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the classification and amounts of liabilities that may become necessary in the event the Company is unable to continue as a going concern.

The Company’s long-term liquidity needs consist of obligations under convertible promissory notes and operating lease commitments related to facilities and office equipment. As of September 30, 2003, the Company had $4,155,000 of debt outstanding in the form of convertible promissory notes payable (See Note 4 to the Notes to Consolidated Financial Statements included in this quarterly report).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative Information About Market Risk. Vertel’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company maintains an investment policy that ensures the safety and preservation of invested funds by limiting default risk, market risk and investment risk. As of September 30, 2003, the Company had $30,000 of cash and cash equivalents with a weighted average variable rate of 0.3%. There were no short-term investments. As of September 30, 2002, cash and cash equivalents were $755,000 with a weighted average variable rate of 1.11%. There were no short-term investments in either period.

At September 30, 2003 the Company had no long-term debt and short-term debt of $4,155,000 related to promissory notes payable to SDS Merchant Fund, LP and North Sound. A year earlier, the Company had $4,803,000 in long-term debt in the form of promissory notes payable to SDS and no short-term debt.

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

VERTEL CORPORATION

(Registrant)

Date: November 15, 2003	/s/ T. JAMES RANNEY
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

Number	Description

31.1	Certification of Chief Executive Officer of Registrant Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Registrant Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).